Form 10-K
period 1994-01-01
TJ INTERNATIONAL INC
filed 1994-03-29
CIK 99974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended January 1, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ________ to ________

Commission File Number 0-7469

                            TJ INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
DELAWARE                                                              82-0250992
- ------------------------                    ------------------------------------
(State of incorporation)                    (IRS employer identification number)

380 E. PARKCENTER BLVD., SUITE 300, BOISE, IDAHO                           83706
- ------------------------------------------------                      ----------
(Address of principal executive offices)                              (Zip code)

          Registrant's telephone number, including area code (208) 345-8500
                                                             --------------
          Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($1.00 PAR VALUE)
                         ------------------------------
                               (Title of Class)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 4, 1994, was $433,958,000.

The number of outstanding shares of the registrant's common stock ($1.00 par value), as of March 4, 1994 was 16,771,334.

Documents incorporated by reference: Listed hereunder the following documents if incorporated by reference, and the Parts of this Form 10-K into which the document is incorporated:

The registrant's definitive proxy statement to be dated on or after April, 4, 1994, for use in connection with the annual meeting of stockholders to be held on May 25, 1994, portions of which are incorporated by reference into Part III of this Form 10-K.

                                            EXHIBIT INDEX ON PAGE  23

                                     PART I
                                     ------

ITEM 1.        BUSINESS


ITEM 1(a).     GENERAL DEVELOPMENT OF BUSINESS

     TJ International, Inc. includes the operations of its subsidiaries and its 51% interest in Trus Joist MacMillan a Limited Partnership (the Partnership). Reference in this document to "the Company" includes TJ International, its subsidiaries, and the Partnership unless otherwise specified.

     The Company posted an all time sales record in a market which had only 5% more U.S. and Canadian housing starts than 1992. On a year-to-year comparative basis, sales increased 38% from $400,480,000 in 1992 to $551,204,000 in 1993.
The 1993 net income was $12,528,000 or $.76 per fully diluted share. These results compare with a 1992 net income of $7,311,000 or $.45 per fully diluted share which includes a credit of $900,000 or $.07 per fully diluted share resulting from adoption of Financial Accounting Standards Board (FASB) Statement No. 109, which governs accounting for income taxes.

     For the fourth quarter, sales increased 44% to $144,725,000 from $100,383,000. Net income for the fourth quarter of 1993 was $3,007,000, or $.16 per fully diluted share. This compares with 1992's fourth quarter net income of $465,000 or $.01 per fully diluted share.

     Significant Company items or events which occurred in 1993 included:

MARKET DEVELOPMENTS. The Company's engineered lumber sales, used in residential construction, per North American housing start increased 49% in 1993 to $246 per start as compared to $165 in 1992. The Company believes this increased market acceptance is due to engineered lumber products offering advantages in both performance and cost effectiveness over natural lumber. The Company also believes its products are well positioned to benefit from the increasing scarcity and associated higher prices of the older, large diameter logs historically utilized to make the solid structural lumber products (2x10's, 2x12's, etc.) with which the Company's products compete.

The Company's window and door sales per North American housing start decreased somewhat from $88 per start in 1992 to $86 per start in 1993. This market performance was despite these products' dependence on the California and Eastern Canadian markets, two regions still suffering from latent recession. In 1993, housing starts were down 13% in California and 14% in the combined Eastern Canadian provinces of Ontario, Quebec and Maritimes. The Company believes its window and patio door products are well positioned to capitalize on the decline in the all-aluminum window market as consumers and regulators demand the higher insulating qualities of vinyl and wood products. The Company also believes it is well positioned to benefit from any economic recovery in the cyclically depressed markets of California and Eastern Canada.

TECHNOLOGY DEVELOPMENTS. In July 1993, the Company announced it had successfully manufactured a high-strength TimberStrand-TM- laminated strand lumber in limited quantities at its Deerwood, Minnesota manufacturing facility. The Company believes this significant technological breakthrough, which enables the Company to develop high strength structural products from alternative wood resources such as Aspen or Yellow Popular, will be a significant competitive advantage. Aspen and Yellow Poplar are abundant, less environmentally pressured, and more competitively priced than traditional structural wood species such as Douglas Fir and Southern Yellow Pine.

WINDOW AND PATIO DOOR OPERATING STRATEGY REFOCUS. During the third quarter of 1993, the Company completed an in-depth analysis of its strategy for the window and patio door products. The operating strategy adopted will refocus the business on becoming the "no-problem" supplier to the move-up, new construction market. The strategy will emphasize a high level of product quality and delivery reliability together with a high degree of personal service in regionally focused market areas. It will also take advantage of the Company's multiple, geographically dispersed manufacturing facilities to offer products designed for local market preferences and fast delivery times.

STOCK SPLIT; DIVIDEND INCREASE. At the Company's August 26, 1993 Board of Directors meeting, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a 100% stock dividend. The stock dividend was paid on October 1, 1993 to stockholders of record on September 7, 1993.

The Company's Board of Directors also authorized an increase in the Company's quarterly cash dividend from $0.0525 to $0.055 per post-split share, beginning with the dividend paid on October 20, 1993 to holders of record on September 24, 1993.

ARRANGEMENT WITH WEYERHAEUSER. The Company announced in July 1993 an arrangement with Weyerhaeuser's Building Materials Distribution Division to further develop distribution of the Company's engineered lumber products. Under the arrangement, 45 Weyerhaeuser customer service centers in the United States and Canada will distribute the Company's engineered lumber products. In addition, Weyerhaeuser is assuming an expanded role as a supplier of veneer and oriented strand board to the Company's manufacturing facilities. The Company believes the arrangement with Weyerhaeuser will enhance the visibility and sales of the Company's products.

CAPITAL EXPANSION PROGRAM. At the Company's August 26, 1993 Board of Directors meeting, the Board of Directors approved a two-year capital expansion program. The program is intended to enhance the Company's leading position in engineered lumber products through the capacity expansion of existing facilities and construction of new production facilities. The capital expansion program is predicated on the positive developments in the engineered lumber products business, including higher commodity lumber prices and increased market acceptance of engineered lumber products. The Company believes that the new housing construction industry is undergoing a transition toward increased use of engineered lumber for structural building material, as wide-dimension commodity lumber increases in price and decreases in quality. The Company believes this expansion plan is appropriate because its new LSL technology represents a significant technological advancement which the Company believes will further strengthen its market leading position. The Company believes undertaking this capacity expansion program on an accelerated time schedule is prudent given the demand for these new technologies and competition in these markets that the Company expects will develop over time. However, there can be no assurance that the market for engineered lumber products will increase or that markets for new products will develop.

The capital expansion program includes the following:

Hazard, Kentucky, TimberStrand-TM- LSL Plant. The Company is proceeding with construction of a TimberStrand-TM- LSL engineered lumber production facility for approximately $100 million near Hazard, Kentucky. Construction of the facility commenced in the fall of 1993 with initial production expected in 1995.

Buckhannon, West Virginia, Combination Plant. In November 1993, the Company announced it will proceed with construction of a combination facility near

Buckhannon, West Virginia which will manufacture both MICRO=LAM-R- LVL and Parallam-R- PSL. It will cost approximately $85 million. Initial production of LVL is expected in the spring of 1995 and PSL production is scheduled for fall 1995.

Existing Plants. The Company also authorized capital expenditures of approximately $25 millon to expand capacity at its existing MICRO=LAM-R- LVL, Parallam-R- PSL, and I-joist production facilities.

The Company is also examining potential sites for a third TimberStrand-TM- LSL plant, or an additional combination LVL and PSL plant. Commitment to this third plant is contingent upon continued market demand and acceptance of engineered lumber.


ITEM 1(b).          FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.


     The primary business of the Company is the manufacture and marketing of specialty building products for the light construction industry. Principal products are wooden structural components, such as roof and floor joists and beams, headers, columns and posts, and wood windows and patio doors. Over 90% of the Company's sales are derived from this activity. The remainder of the Company's sales consist primarily of direct sales of various MICRO=LAM-R- LVL and TimberStrand-TM- LSL products to industrial users and the resale of certain accessory products sold in conjunction with products manufactured by the Company. The Company believes that these industrial and resale sales do not constitute a separate industry segment and that separate financial information would not be material to an understanding of the Company's business as a whole. Financial information relating to foreign and domestic operations is presented in Note 10 to the consolidated financial statements, page 42 of this Report.


ITEM 1(c).          NARRATIVE DESCRIPTION OF BUSINESS.


     The Company is the leading manufacturer and marketer of engineered lumber products in the world and a significant North American manufacturer of windows and patio doors. Engineered lumber products are high quality substitutes for sawn structural lumber historically obtained from the logging of older, large diameter trees. The Company utilizes advanced technology to manufacture engineered lumber at fourteen facilities located in the United States and Canada and estimates that its market share is in excess of 60% for engineered lumber products sold in North America. The Company's residential engineered lumber sales per North American housing start have increased from $75 per start in 1988 to $246 per start in 1993, an increase of 228%. The Company also manufactures and markets windows and patio doors through its three wholly-owned subsidiaries, Norco Windows, Inc. in the United States and R. Laflamme & Frere, Inc. and Dashwood Industries Limited in Canada.

STRATEGY. The Company's strategy in engineered lumber is to be a leading manufacturer and marketer of value-added specialty building products to the residential and light commercial construction industry. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the older, large diameter logs historically utilized to make the sawn structural lumber products with which the Company's products compete. The Company's strategy is to increase the product acceptance of its engineered lumber products and to strengthen its market leadership in these products. To increase product acceptance, the Company's selling efforts highlight product advantages including consistent quality, superior strength, relatively light weight, and ease of installation targeted at end users such as architects and contractors. The Company seeks to strengthen its leading market position through
(i) the addition of production capacity including the construction of new engineered lumber manufacturing facilities, the expansion of existing facilities, and the construction of other facilities as market conditions warrant, (ii) the ongoing development of proprietary technologies including processes utilizing relatively low-cost wood fiber from abundantly available tree species, such as aspen and yellow poplar,
(iii) an aggressive sales, marketing and service effort, and (iv) the establishment of an extensive North American distribution network including strategic alliances with MacMillan Bloedel and Weyerhaeuser.

     In its window operations, the Company's strategy is to market its products directly to builders and dealers, supporting these efforts with high levels of personal service and by building relationships with customers. The Company's product line includes windows with price points and features that allow its products to be cost competitive in the entire range of homes from entry level housing to high-end custom housing. The Company has also recently added all-vinyl window manufacturing capacity to capitalize on the decline in the all-aluminum window market as consumers and regulators demand the higher insulating qualities of vinyl and wood windows. In its window operations, the Company believes it is well positioned to benefit from any economic recovery in its cyclically depressed markets, including eastern Canada and California.

TIMBER SUPPLY. In general, the supply of public timber in the Pacific Northwest and to a lesser extent in the southern United States has declined over the past several years principally due to environmentally related pressures. In addition, the Clinton Administration in July 1993 announced a forest management plan calling for reduced harvests in the public forests west of the Cascade mountains, which have traditionally been a source of high quality sawn structural lumber. The plan, as proposed, represents an approximate 75% reduction in harvest levels on federal lands which historically prevailed in this region. Non-federal owned timber has traditionally provided approximately two-thirds of the volume harvested annually in Oregon and Washington. Harvest rates in excess of replacement growth rates and more restrictive environmental regulation on these timberlands have also reduced the volume of high grade timber available from this source.

     The Company believes this plan, if implemented, would materially and permanently reduce the supply of wood available in the region. As a result of this plan and general environmentally-related timber supply pressures, the Douglas fir veneer utilized as the raw material in the Company's Oregon engineered lumber facilities could materially increase in cost due to limited availability.

     Unlike many of its principal competitors in engineered lumber, the Company does not currently manufacture veneer on the West Coast or own any timberlands or standing timber. The Company buys its raw materials on contract both from small independent suppliers and larger integrated forest products companies. In addition, a significant portion of its wood raw materials are purchased on the spot market. The reduced supplies could result in more volatile wood markets. The Company has experienced and believes it may continue to experience volatility in its quarter-to-quarter results due to raw material price volatility.

     The Company, however, believes it will be able to satisfy its needs for raw materials and it is not currently aware of any potential shortages for its longer-term requirements. The Company believes that it has significant competitive advantages over companies marketing traditional sawn lumber products in an environment of reduced timber supply because its engineered lumber technologies are able to utilize non-traditional sources of wood fiber, which are both more abundant and less expensive.

ACQUISITIONS. The Company regularly reviews potential opportunities to acquire additional facilities or companies. These acquisitions must complement the Company's internal growth by adding to its product line of value-added specialty building materials, adding to its customer base, or enhancing its technological advantages. The Company intends to capitalize on its improved financial flexibility by examining potential acquisitions that meet its strategic objectives.


ENGINEERED LUMBER PRODUCTS

OVERVIEW. The Company believes that the new housing construction industry is undergoing a transition in its use of structural building materials as sawn structural lumber increases in price and decreases in quality. Engineered lumber is enjoying accelerated market acceptance and is displacing sawn structural lumber.

     This transition is driven by the changing composition of the North American timberlands, both in terms of regional log supply restrictions and the type and size of logs currently available for use as raw material. The availability of timber from federally owned forests in the Pacific Northwest has been greatly restricted and the size of an average sawlog has decreased to the point where it is often too small to produce significant quantities of high grade, wide-dimension structural lumber.

TECHNOLOGY. The Company is the industry leader in developing and commercializing proprietary technologies that enable the manufacturing of engineered lumber products from wood that has been regarded as not sufficiently large, strong, straight, or free of defects to be sawn into structural lumber.

     The following table outlines the principal features of the Company's technologies:


TECHNOLOGY               RAW MATERIAL                  MAXIMUM SIZE                       PRODUCTION FACILITIES
- ----------               ------------                  ------------                       ---------------------
MICRO=LAM-R- LVL         Rectangular high-grade        80 feet long                       Eugene, Oregon
                         veneer                        4 feet wide by 3 1/2 inches        Stayton, Oregon
                                                       thick                              Junction City, Oregon
                                                                                          Natchitoches, Louisiana
                                                                                          Valdosta, Georgia

Parallam-R- PSL          Irregular veneer from first   80 feet long by                    Colbert, Georgia
                         and last peels of the log     20 inches wide by                  Vancouver,  British Columbia
                                                       11 inches thick

TimberStrand-TM- LSL     12-inch long flakes           35 feet long by                    Deerwood, Minnesota
                                                       8 feet wide by 5 1/2 inches
                                                       thick


     The Company's three engineered lumber technologies are: laminated veneer lumber, or LVL, the oldest and most commercialized of the technologies; parallel strand lumber, or PSL, first introduced in the mid-1980's in Canada; and laminated strand lumber, or LSL, a new technology introduced in the fall of 1991. Both PSL and LSL are proprietary to the Company, while equipment to produce LVL is now available from several machinery manufacturers and is utilized by an increasing number of forest products manufacturers. The Company believes its LVL manufacturing process enjoys several advantages which make this process cost-competitive compared to the commercially available alternatives.

     Although the Company has been issued or has applied for a number of patents on its current processes, the Company believes that its technological competitiveness depends more upon continued innovation and technical expertise than on legal protection of its patent rights. There can be no assurance that the Company's efforts to protect its proprietary rights will be successful.

LAMINATED VENEER LUMBER (LVL). LVL uses thin sheets of veneer peeled from a log. Each sheet is carefully dried and individually graded using ultrasonic measurements to determine its strength characteristics. Sheets are then placed in specific sequence and location within the product to maximize its strength and randomize wood defects, such as knots. This engineered configuration of veneers is then laminated with adhesives under heat and pressure to form a piece of wood in widths of 24 inches or 48 inches, thicknesses from 3/4 inches to 3 1/2 inches, and up to 80 feet in length.

PARALLEL STRAND LUMBER. This technology, which is proprietary to the Company, starts with sheets of thin veneer peeled from a log. These sheets are then clipped into strands which are four feet long and 5/8 inches wide. The ability to use this very narrow strand allows a significantly higher percentage of the log to be manufactured into a value-added product. The strand is then coated with an adhesive. The next step in the process employs a pressing system in which microwaves are used to cure the adhesive and form a large block, or billet, of engineered lumber measuring up to 11 inches by 20 inches and 80 feet long. The Company's PSL process is protected by 21 patents in 16 countries. These patents expire in the years 1994 through 2008.

     The Company believes that the combination of the PSL and LVL technologies in a single manufacturing facility will allow it to be among the most competitive purchasers of whole logs.

LAMINATED STRAND LUMBER (LSL). The Company's other proprietary engineered lumber technology, LSL, begins with small-diameter, 8-foot-long logs such as aspen and yellow poplar. These are species traditionally used in lower value applications such as pulp logs and are therefore substantially less expensive than traditional sources of sawn lumber. These logs are flaked into strands about 12 inches long, which are then treated with an adhesive. The strands are put into a steam-injection press that significantly densifies the wood and creates boards 35 feet long, up to 5 1/2 inches thick, and 8 feet wide. The Company's LSL process is protected by 20 patents in 25 countries. In addition, one patent is pending approval. These patents expire in the years 1994 through 2010.

     The Company's future success will depend in large part on its ability to achieve market acceptance of its LSL technology and to obtain cost reductions in the implementation of this technology sufficient to provide the Company with an adequate return. The Company's Deerwood, Minnesota plant, where LSL is manufactured, experienced a loss in all quarters of 1993. The Company's strategic decision to operate the plant to achieve manufacturing efficiencies in higher value TimberStrand-TM- LSL products that are still in start-up, to develop a broad and deep product line and to test equipment designs for the larger plant near Hazard, Kentucky, contributed to this loss. There can be no assurance that the Company will be able to achieve such market acceptance or to lower manufacturing costs to a level sufficient to earn an adequate return.

     All the Company's technologies can use wood fiber from trees that were previously not suitable for the manufacture of structural lumber, and this allows the Company to access the current inventory of wood fiber. The current inventory of wood fiber differs from that in the past, primarily in the species and size of the trees available for harvest. Much of today's potential LSL lumber supply consists of smaller second growth logs or is found in the interior forests of Appalachia, the upper Midwest and the Canadian interior forests. These forests include faster-growing, more abundant and competitively priced species of trees such as aspen and yellow poplar. Previously, these trees had not been regarded as sufficiently large, straight, or strong to be sawn into structural lumber. New technologies now allow the use of these species. The Company will continue to use substantial volumes of Douglas fir in the West and southern yellow pine wood fiber in the South from the available supply of large mature trees and smaller second growth logs, respectively. It will also pursue, as appropriate, use of non-traditional saw timber species such as aspen and yellow poplar for its future wood supply.

PRODUCTS. The Company produces the broadest line of structural engineered lumber building products in the industry, possesses certain exclusive product technologies, and believes it enjoys a reputation for superior quality and service.

               The table below lists the Company's products, the technology utilized, product size, and end use of such products.


RESIDENTIAL PRODUCTS               ENGINEERED LUMBER TECHNOLOGY       PRODUCT SIZE                  END USE
- --------------------               ----------------------------       ------------                  -------
TJI  I-joists                      MICRO=LAM-R- LVL on the top and    9 1/2" to 16" deep            Residential construction
                                   bottom with enhanced composite     Width from 1 1/2" to          floor joists and roof
                                   panel webs in the middle           3 1/2""                       trusses substituting for
                                                                      Up to 80' long                traditional 2x10 and 2x12
                                                                                                    sawn lumber systems.

Rim joists                         TimberStrand-TM- LSL               1 1/4" thick                  Residential construction
                                                                      9 1/2" to 16" deep            frames in perimeter of
                                                                      17' to 35' long               floor. Substitutes for
                                                                                                    laterally ripped plywood
                                                                                                    and/or 2x10 and 2x12
                                                                                                    sawn lumber.

Headers, beams, and columns        MICRO=LAM-R- LVL                   1 3/4" to 7 1/4" thick        Residential construction.
                                   Parallam-R- PSL                    9 1/2" to 18" deep            Ranges from main carrying
                                   TimberStrand-TM- LSL               Up to 80' long                beam in home to support
                                                                                                    structures above a window
                                                                                                    or door (header).
                                                                                                    Substitutes for
                                                                                                    traditional 2x10 and 2x12
                                                                                                    sawn lumber.
COMMERCIAL PRODUCTS
- -------------------
Open-web truss                     MICRO=LAM-R- LVL or strength-rated 14" to 114" deep              Roof support structure in
                                   lumber on the top and bottom with  Spans lengths up to           light commercial
                                   tubular steel webs in the middle   120 feet long                 buildings.


TJI-R- roof truss series           MICRO=LAM-R- LVL                   2.3" to 4.65" thick           Roof structure for
                                                                      4 1/2' to 37.1' deep          smaller commercial
                                                                      Up to 80' long                buildings.

INDUSTRIAL PRODUCTS
- -------------------

Window and door core material      TimberStrand-TM- LSL               Various                       Substitutes for finger
                                                                                                    jointed Ponderosa pine
                                                                                                    lumber in the manufacture
                                                                                                    of wood windows and doors.

Concrete forming and shoring       MICRO=LAM-R- LVL                   1 1/2" to 5 1/4" thick        Support members in the
     support members               Parallam-R- PSL                    6 1/2" to 20" deep            structure into which wet
                                                                      Up to 80' long                concrete is poured in
                                                                                                    both residential and
                                                                                                    commercial buildings.
                                                                                                    Substitutes for 2x10,
                                                                                                    2x12, 4x4 and larger sawn
                                                                                                    lumber and for aluminum
                                                                                                    form support systems.

Scaffold plank                     MICRO=LAM-R- LVL                   1 1/2" to 2 1/2" thick        Decking material in
                                                                      9" to 11 3/4" wide            scaffold frames.
                                                                      Up to 80' long                Substitutes for high
                                                                                                    strength rated 2x6
                                                                                                    and 2x8 sawn lumber.


     The Company continues to explore the development of new and improved engineered lumber products which have superior performance and quality characteristics relative to traditional sawn lumber. The Company currently has a focused effort to develop further TimberStrand-TM- LSL products including a product which substitutes for premium length lumber (lengths over 22'), a fascia board which substitutes for 2x8, rough sawn, clear spruce, and a solid floor joist targeted at the multi-family construction market. The Company is also in the process of developing a series of I-joists utilizing TimberStrand-TM- LSL as the flange material.

     The Company owns a number of registered and non-registered trademarks for its promotional literature and engineered lumber products. The Company believes that its engineered lumber trademarks, and in particular, the Silent Floor-R-brand of residential structural products, have achieved significant name recognition in the engineered lumber industry.

MARKETS. The Company's engineered lumber is sold primarily into three markets. The largest market is the new-construction residential housing market, which includes single-family detached homes, apartments, condominiums, townhouses, and manufactured housing. Industrial uses are another market and include core components for the millwork and furniture industry, scaffold plank, and concrete forming and shoring products. The third market is the light-commercial construction market, which includes structures such as warehouses, schools, gymnasiums, shopping centers, and low-rise office buildings.

     The Company estimates that at today's price levels a typical newly constructed 2,000 square foot house could utilize $2,100 of engineered structural lumber products. This estimate is based upon factors such as average house size, geographic preferences for framing methods, differing foundation and subfloor composition, and multi-story construction.

SALES, MARKETING, AND DISTRIBUTION. The Company's residential engineered lumber products are sold directly to more than 260 stocking retail lumber dealers in the United States and Canada. In addition, the Company's sales through its network of 118 wholesale lumber distributors, which include the MacMillan Bloedel Building Materials Distribution Centers and Weyerhaeuser Building Materials Customer Service Centers, broadens the Company's market to include an extensive range of smaller lumber dealers and outlets. The Company believes this distribution network gives it the broadest and deepest reach into the market of any engineered lumber producer.

     The Company's products are supported by an advanced computer-assisted software package. The Company's proprietary TJXpert software, which is receiving increasing acceptance by builders, translates a builder's blueprints into a complete framing plan for a structural system using engineered lumber products.

     The Company employs the engineered lumber industry's largest sales force consisting of 215 technical sales representatives who market the Company's products directly to architects, project engineers, contractors, developers, independent lumber dealers, national wholesale building material suppliers, and industrial users. This enables the Company to better educate and assist customers in the use of engineered lumber and simultaneously helps create demand, further enabling the Company to differentiate its products from those of its competition.

     The Company also has sales offices and representatives in Japan and the United Kingdom, and conducts business in much of Europe through several distributors and agents. While not currently comprising a significant portion of the Company's business, the Company believes these markets present future growth opportunities for its products.

COMPETITION. Sawn lumber products produced in traditional sawmills remain the primary competition for the Company's engineered lumber products.

     The Company's competition in the growing engineered lumber industry includes five large competitors producing LVL in six plants across North America, and eight that are manufacturing wood I-joists. Competition is expected to continue to increase. In particular, competition may emerge or increase from established wood products companies that now sell primarily traditional wood products. A number of existing or potential competitors such as Louisiana-Pacific Corporation, Boise Cascade Corporation, Willamette Industries, Inc., and Georgia-Pacific Corporation, own a significant portion of their own raw materials and generally have greater financial resources than the Company.

     The Company believes that the principal competitive factors in the market for engineered lumber are price, performance, market acceptance, distribution capabilities, and customer support. The Company believes its broader product line, based in part on its proprietary technologies PSL and LSL lumber, provide an important advantage in this competition.

     Other materials, including steel, plastic, brick, and cement are alternative basic materials for construction. However, these materials may not readily lend themselves to traditional residential framing methods or tools and have certain inherent manufacturing and performance deficiencies.

WINDOW AND DOOR PRODUCTS

OVERVIEW. The Company entered the window industry in 1986 with the acquisition of Norco Windows, Inc., located in Hawkins, Wisconsin. This was followed by the acquisitions of Dashwood Industries Limited of Centralia, Ontario, in 1987, and
R. Laflamme & Frere Inc. of St. Apollinaire, Quebec, in 1992.

     The Company's strategy is to offer highly reliable product quality and personal service through locally tailored distribution channels. The Company manufactures and markets full lines of all-vinyl windows and all-wood windows and patio doors which include maintenance-free exterior options such as cladding with aluminum or vinyl or encapsulating in vinyl.

     The Company's window operations have achieved high penetration in regional markets in portions of Canada and the U.S. The Company's Canadian window group is the leading manufacturer in eastern Canada. It markets an extensive line of windows and patio doors through its Dashwood and Laflamme brands for sale primarily in the provinces of Ontario and Quebec. The Company's U.S. window operations are best established in the upper Midwest and Ohio River Valley and are marketed primarily under the SiteLine-R-, Teton-TM- and Sierra-TM- brands. In recent years, the Company has sought to expand distribution and build new manufacturing capacity in the western U.S.

RAW MATERIAL RESOURCES.  The Company's windows and patio doors employ vinyl
(PVC) or wood as the primary raw materials for construction of the window frames. A portion of the Company's wood windows and patio doors use Ponderosa pine cutstock, which is obtained from independent suppliers. The Company is actively pursuing substitutes in the form of composite or engineered lumber to reduce its dependence on Ponderosa pine. The Company's window subsidiaries have substituted engineered lumber for frame components in several window and patio door products. The Company obtains vinyl and insulating glass from several suppliers and is not aware of any potential shortages for its long-term requirements.

TECHNOLOGY. The Company believes that both its wood and vinyl windows will benefit from a fundamental and accelerating shift away from the use of energy-inefficient aluminum windows to those with superior insulating characteristics. This reflects an overall construction industry trend toward products that can best substitute new energy- and material-efficient composites and components in place of poorly performing or inefficient materials.

     The Company's window operations are actively involved in the development and use of new composite technologies in the manufacture of its windows. Among others, these alternative composite technologies could include the use of vinyl, fiberglass, and engineered lumber or combinations thereof. Toward this end, the Company's window operations have recently intensified R&D efforts over historical levels.

PRODUCTS. The Company's window and patio door product line is among the industry's broadest. In Canada, the Company has broadened its product line during a severe recession in eastern Canada to include windows for housing ranging from government-financed starter homes to high-end custom homes. The Company's product line in Canada includes all-vinyl windows and all-wood windows and patio doors which include maintenance-free exterior options such as cladding with aluminum or vinyl or encapsulating in vinyl. The Company manufactures wood patio doors and steel-entry doors at three locations in eastern Canada and markets them under the Dashwood and Laflamme brands.

     The Company manufactures the SiteLine-R- wood window at Hawkins, Wisconsin, and markets this product to builders for use in custom and single family homes. The Company positions this product as a value-priced, high volume window with wide local distribution. The Company manufactures the Teton wood window at a new plant in Twin Falls, Idaho, primarily for use in high-end custom homes. The product is positioned as a premium quality window with multiple features and superior insulating performance. The Company manufactures the all-vinyl Sierra-TM- window at a facility opened in the summer of 1993 in Indianapolis, Indiana, and markets it to the entire spectrum of residential housing, from starter homes to custom homes. The Company is positioning this product as a cost competitive, better insulating alternative to aluminum windows which are declining in sales because of poor performance characteristics.

SALES, MARKETING AND DISTRIBUTION. The Company's windows, patio doors and steel-entry doors are shipped directly to end users, to Company distribution centers and stores, or to independent distributors and dealers. Serving customers through Company-owned distribution facilities in the United States provides the Company with service advantages over those of its competitors selling to independent distributors. A network of sales and service centers under the Dashwood name in Ontario, Canada has strengthened the Company's leading market share position in eastern Canada. The Company's window sales force consists of 73 Company-employed salespersons. The Company distributes its window and patio door products through nine facilities located in the United States and Canada.

COMPETITION. Competition for the Company's windows comes from all other windows produced in the United States and Canada. A number of large integrated forest products, window, and other companies manufacture competing products. Three companies are especially significant in the wood window segment of the industry:
Andersen Corporation, Rolscreen Company, and Marvin Windows, each of which is larger and has greater brand awareness than the Company's window businesses. Competition exists from many small, local concerns as well.

BACKLOG

     The Company's order backlog at January 1, 1994 was approximately $44.4 million compared to approximately $25.5 million at January 2, 1993. Some portion of the current order backlog will probably not be filled due to extended deliveries or cancellations. In addition, lead times of orders can vary significantly from quarter to quarter and year to year. Accordingly, the Company's backlog on a particular date may not be representative of the level of future sales.


EMPLOYEES

     As of January 1, 1994, the Company employed a total of approximately 3,600 employees, of which 2,300 were in the Company's engineered lumber operations and 1,300 were in the Company's window operations. Hourly employees at Norco's Hawkins, Wisconsin, plant and manufacturing facilities in Eastern Canada are represented under collective bargaining agreements. The Company's labor agreements covering employees at these sites expire at various dates, the earliest of which is July 1, 1994. The Company believes that it has good relations with its employees and their unions.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, provincial, and local environmental laws and regulations, particularly relating to air and water quality and the storage, handling, and disposal of various materials and substances used in the Company's plants and processes. Permits are required for certain of the Company's operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both.

     The Company believes that it is in material compliance with existing environmental laws and regulations, and that its expenditures in future years for environmental compliance will not have a material adverse effect on its operations.

ITEM 1(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
               ------------------------------------------------
               OPERATIONS AND EXPORT SALES.
               ---------------------------

     The Company operates manufacturing facilities in two countries, the United States and Canada; and the majority of all sales are made domestically in those countries. Financial information relating to foreign and domestic operations is presented in Note 10 to the consolidated financial statements, page 42 of this Report.


ITEM 2.        PROPERTIES
               ----------

     The Partnership owns office and manufacturing facilities used for open web joist fabrication, TJI-R- joist series manufacturing and/or TJI-R- joist cut-up remanufacturing in Chino, California; Claresholm, Alberta; Delaware, Ohio; and Hillsboro, Oregon. In addition, the Partnership leases plants in Oxford, North Carolina and Quebec City, Quebec for the production of I joists. The Partnership also owns in Boise, Idaho, a machine shop and research and development facilities.

     The Partnership owns plants in Eugene, Oregon; Junction City, Oregon; Natchitoches, Louisiana; Stayton, Oregon; and Valdosta, Georgia, for the production of MICRO=LAM-R- lumber and various MICRO=LAM-R- lumber industrial products. The Eugene, Natchitoches and Valdosta plants also produce TJI-R-joists principally for the Company's residential structural distribution system program and the Stayton plant produces TJI-R- joists principally for the Company's light commercial markets.

     The Partnership also owns plants in Colbert, Georgia, and Vancouver, British Columbia, for the production of Parallam-R- lumber, and a plant in Deerwood, Minnesota, for the production of TimberStrand-TM- lumber.

     Norco owns manufacturing facilities for window and patio door fabrication and raw material production in Hawkins, Wisconsin; Marenisco, Michigan; Indianapolis, Indiana; and Twin Falls, Idaho. Additionally, Norco owns a window distribution facility in Grand Rapids, Michigan; and it leases distribution centers in Indianapolis, Indiana; Bow, New Hampshire; Sacramento, California; Kansas City, Kansas; Reynoldsburg, Ohio; and Salt Lake City, Utah.

     Dashwood owns a window and door manufacturing facility in Centralia, Ontario, and leases a store in London, Ontario. Dashwood also leases a small warehouse in Ottawa, Ontario for sales to the direct sell market. Laflamme owns window manufacturing plants in Saint-Apollinaire and Thetford Mines, Quebec.

     The Company owns Boise, Idaho, property of approximately 32 acres of unimproved land. Both the Company's, Norco's, and the Partnership's headquarters staff are located in leased locations in Boise, Idaho.

     The properties at Eugene, Oregon; Stayton, Oregon; Natchitoches, Louisiana and Twin Falls, Idaho; are subject to mortgages aggregating $25,600,000.
Because the costs of these latter properties are financed partially or wholly by Industrial Development Revenue Bonds, record title to a significant portion of the land, buildings, and equipment is being held by the bond issuing authorities until the bonds are retired.

     A former TJI joist cut-up remanufacturing plant located in Fort Lupton, Colorado was closed in late 1990 and is presently for sale. The MICRO=LAM-R-lumber portion of the Stayton, Oregon plant was mothballed during 1992 and was reopened in April, 1993.

     All properties in use or held for future use are considered suitable for the Company's present and future needs and should have adequate capacity for those needs.


ITEM 3.        LEGAL PROCEEDINGS.
               -----------------

     No material legal proceedings or claims are pending or known to the Company other than several claims and suits for damages arising in the ordinary conduct of business, resulting primarily from construction accidents and often involving contractors and others as joint defendants.

     Based on current facts and knowledge, all material liabilities under any of the pending claims and suits would be covered under the limits of coverage of the Company's liability insurance policies, or are otherwise provided for on the Company's books.

     For several years, the Company has self-insured its risks up to certain loss amounts and has obtained insurance to cover losses in excess of the retained amounts. Such risk retention enables the Company to participate more actively in the management of any claims or lawsuits and to control or better contain the attendant costs and expenses. Over time, based principally on loss experience, the amount of such risk retention has been increased. Additionally, because the cost of available insurance has become exorbitant, beginning in 1986, the Company has determined it appropriate to accept greater levels of self-insurance and lower limits for excess coverages. Nevertheless, based on its claims history, the Company believes its insurance coverages are adequate relative to its potential exposures.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM A.        EXECUTIVE OFFICERS OF THE REGISTRANT.

     Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of January 1, 1994, each of whose term of office is one year.

          NAME AND AGE                       OFFICE

     Harold E. Thomas, age 67                Chairman of the Board,
                                             TJ International, Inc.

     Walter C. Minnick, age 51               President and Chief
                                             Executive Officer,
                                             TJ International, Inc.

     John L. Cook, age 52                    Senior Vice President,
                                             Canadian Window Operations,
                                             TJ International, Inc.

     Thomas H. Denig, age 47                 Senior Vice President,
                                             Structural Operations,
                                             TJ International, Inc.

     Valerie A. Heusinkveld, age 35          Vice President, Finance
                                             Chief Financial Officer,
                                             TJ International, Inc.

     Richard B. Drury, age 44                Secretary and Treasurer,
                                             TJ International, Inc.

     Jody B. Olson, age 46                   Vice President, Corporate
                                             Development,
                                             TJ International, Inc.

     Kevin R. Case, age 39                   Senior Vice President, Eastern
                                             Operations, Trus Joist
                                             MacMillan

     Robert J. Dingman, age 52               Senior Vice President, Western
                                             Operations, Trus Joist
                                             MacMillan

     Randy W. Goruk, age 41                  Senior Vice President,
                                             Industrial Operations, Trus
                                             Joist MacMillan

     Harold E. Thomas holds a Bachelor of Science Degree in Forestry from the University of Idaho, and worked in sales for lumber mills prior to 1960, when Mr. Thomas and Arthur L. Troutner founded the Company. Mr. Thomas was first elected to the Board of Directors in 1960 and was President of the Company from 1960 to 1971. Mr. Thomas has been Chairman since 1960 and served as Chief Executive Officer from 1971 to 1975 and from 1979 to 1986.

     Walter C. Minnick was elected President and Chief Executive Officer on May 8, 1986. On December 6, 1991, Mr. Minnick was also elected Chairman of the Board of the Partnership. Mr. Minnick has served as a director since 1979. Mr. Minnick was also the acting chief financial officer from January 31, 1991 until December 1, 1992. Between January 1979 and May 1986, Mr. Minnick served as President and Chief Operating Officer. Mr. Minnick was Manager of the Company's Boise, Idaho, open web plant from December 1974 to September 1975, and National Manufacturing Manager from September 1975 to June 1976, as well as serving as Secretary from May 1974 to June 1976, at which time he was elected Vice President. Mr. Minnick, who joined the Company in April 1974, is a graduate of Whitman College, Harvard Law School, and Harvard Graduate School of Business.

     John L. Cook was elected Senior Vice President, Canadian Window Operations on January 7, 1992. Mr. Cook was appointed President, Design Master Corporation, on September 15, 1988, and continues as President of Dashwood Industries Limited, having served in this capacity since 1985. Previously, Mr. Cook was President of Champion Road Machinery Limited and, prior to Champion, held numerous senior management positions within various heavy equipment divisions of Eaton Corporation, a Cleveland-based multinational corporation. Mr. Cook is a graduate of the School of Business, Wilfrid Laurier University.

     Thomas H. Denig was elected Senior Vice President, Structural Operations on January 2, 1990. Mr. Denig was also elected President and Chief Executive Officer of the Partnership on December 6, 1991, after having served as President of Trus Joist Corporation since January 2, 1990. Mr. Denig joined the Company in 1974 as a salesperson and has subsequently served as California South Sales Manager, MICRO=LAM-R- Lumber Industrial Sales Manager, National Sales Manager, Western Division Manager, Eastern Division Manager and had been elected Vice President, Eastern Operations on December 17, 1985. Mr. Denig is a graduate of Valparaiso University and served as a lieutenant in the U.S. Marine Corp. before joining the Company.

     Valerie A. Heusinkveld was elected Vice President of Finance and Chief Financial Officer of TJ International, Inc., on December 1, 1992. Ms. Heusinkveld is an honors graduate of the University of Idaho and a Certified Public Accountant. Before being named CFO, Ms. Heusinkveld served as Vice President of Finance and Treasurer for Trus Joist MacMillan. Ms. Heusinkveld has also served as controller of Norco Windows Western Operations group and as a corporate accountant and assistant to the Vice President of Finance. Ms. Heusinkveld joined TJ International in 1989 after working for Arthur Andersen & Co.

     Richard B. Drury was elected Secretary on May 21, 1985 and was elected to the additional position of Treasurer on January 4, 1991. Mr. Drury is a graduate of Boise State University and a Certified Public Accountant. Prior to joining the Company in 1979, Mr. Drury gained audit and tax experience with Arthur Andersen & Co.

     Jody B. Olson was elected Vice President, Corporate Development on December 17, 1987. On December 6, 1991, Mr. Olson was also elected Secretary of the Board of the Partnership. Previous positions held by Mr. Olson were MICRO=LAM-R- Lumber Division Controller; MICRO=LAM-R- Lumber Industrial Salesperson and Sales Manager; General Manager of the Company's former trucking subsidiary; Manager, Energy Systems; Assistant to the President, Mergers and Acquisitions; and Manager, Corporate Development. Mr. Olson, who joined the Company in 1979, is a graduate of the University of Idaho and the Lewis and Clark Law School.

     Kevin R. Case was appointed Sr. Vice President, Eastern Operations for Trus Joist MacMillan, on May 7, 1992. Mr. Case joined the Company in 1984 as a Residential Products Salesman and has subsequently served as a Regional Sales Manager, and General Manager of Northeast Operations. Mr. Case holds a B.A. degree from Dartmouth College and an MBA from Stanford University.

     Robert J. Dingman was appointed Sr. Vice President, Western Operations for Trus Joist MacMillan, on May 7, 1992. Mr. Dingman joined the Company in 1984 as the Southwest Division Manager and has subsequently served as Division Manager, MICRO=LAM-R- Lumber Operations and Vice President, Western Operations. Before joining the Company, Mr. Dingman, a graduate of St. Lawrence College, had been for a period of more than three years Vice President and General Manager of the Architectural Building Products Division of Koppers Company, Inc.

     Randy W. Goruk was appointed Sr. Vice President, Industrial Operations for Trus Joist MacMillan, on May 7, 1992. Mr. Goruk joined the Company in 1974 as a draftsperson and has subsequently served as a salesperson, British Columbia Regional Sales Manager, Canadian Division Sales Manager and Canadian Division Manager, Vice President, Canadian Operations, and Vice President, Eastern Operations. Mr. Goruk is a graduate of the Northern Alberta Institute of Technology and the University of British Columbia.


                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY
               -----------------------------------------
               AND RELATED STOCKHOLDER MATTERS.
               -------------------------------

     The approximate number of record holders of the Company's $1.00 par value common stock at March 15, 1994, is set forth below:

                    (1)                                (2)
               TITLE OF CLASS                NUMBER OF RECORD HOLDERS
               --------------                ------------------------
          Common Stock, $1 par value                     1,845

The remainder of this Item 5 is contained in the following sections of the Report at the pages indicated below:

     "Market and Dividend Information," on page 29 of this Report, to the extent that said section discusses the principal market or markets on which the Company's common stock is being traded; the range of high and low quoted sales prices (closing) for each quarterly period during the past two years; the source of such quotations; and the frequency and amount of any dividends paid during the past two years with respect to such common stock.

     "Note 3 to the consolidated financial statements," page 35 of this Report, to the extent that said Note describes any restriction on the Company's present or future ability to pay such dividends.

ITEMS 6, 7, AND 8.
- ------------------

The information called by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:


                        CAPTIONS AND PAGES OF THIS REPORT
                        ---------------------------------

ITEM 6         Selected Financial Data       "Selected Financial Data" ......25

ITEM 7         Management's Discussion       "Management's Discussion
               and Analysis of Financial     and Analysis" ..................26
               Conditions and Results of
               Operations

ITEM 8         Financial Statements and      "Consolidated Financial
               Supplementary Data            Statements".....................31


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               ---------------------------------------------------------------
               FINANCIAL DISCLOSURE.
               --------------------

     Not applicable.

                                    PART III
                                    --------
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
               --------------------------------------------------

     Identification of the Company's executive officers is included in Item A (following Item 4) in Part I of this Form 10-K.

     The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act, which includes assisting the director or executive officer in preparing forms for filing. Through an oversight, in 1993 Mr. Dingman was late filing one Form 4 in connection with two transactions in the Company's Common Stock.

     The balance of this Item 10 is included in the Company's definitive proxy statement, under the caption "Election of Directors;" and is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION.
               ----------------------

     Item 11 is included in the Company's definitive proxy statement, under the caption "Compensation of Executive Officers," including the sub-caption "Executive Compensation Tables," and is incorporated herein by reference. The subcaption "Report of the Executive Compensation Committee on Executive Compensation," and "Performance Graph," under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement are not incorporated herein.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               ---------------------------------------------------
               MANAGEMENT.
               ----------

     Item 12 is included in the Company's definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management;" and is incorporated herein by reference.

     For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-K, the Company has assumed that affiliates are those persons identified in the portion of the definitive proxy statement identified above.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               ----------------------------------------------

     This item 13 is included in Note 9 to the consolidated financial statements, page 41 of this Report.

  -R- - MICRO=LAM, Parallam, TJI, and The Silent Floor are registered trademarks of the Company.
 -TM- - Siteline, Sierra, Teton, Ecowood, TimberStrand, and TJL are trademarks of the Company.

                                     PART IV
                                     -------
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ----------------------------------------------------
               ON FORM 8-K.
               -----------

     A-1       Financial Statements
               A list of the financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

     A-2       Financial Statement Schedules
               A list of financial schedules included herein is contained in the accompanying Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

     A-3 Exhibits. The following documents are filed as Exhibits to this Form 10-K:

                    (3) Limited Partnership Agreement between TJ International, Inc. and MacMillan Bloedel of America, Inc. whereby the Partnership was formed. This document was filed as an exhibit to the Company's Form 8-K dated September 30, 1991 and is incorporated herein by reference.

                    Bylaws of Trus Joist Corporation (a Delaware corporation). This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 28, 1991 and is incorporated herein by reference.

                    Amendment to Limited Partnership Agreement effective the beginning of the Company's fiscal year 1993. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended September 26, 1992 and is incorporated herein by reference.

                    Certificate of Ownership and Merger of TJ Merger Corporation with and into Trus Joist Corporation, whereby the Company changed its name from Trus Joist Corporation to TJ International, Inc. effective September 16, 1988. This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 2, 1993 and is incorporated herein by reference.

                    Amended Certificate of Incorporation of Trus Joist Corporation. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended July 3, 1993 and is incorporated herein by reference.

                    (4) Rights Agreement, dated as of August 24, 1989, between TJ International and West One Bank. This document was filed as an exhibit to the Company's Form 8-K dated October 6, 1989 and is incorporated herein by reference.

                    Nonstatutory Stock Option Plan, as amended. This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 30, 1989 and is incorporated herein by reference.

                    1982 Incentive Stock Option Plan, as amended. This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 30, 1989 and is incorporated herein by reference.

                    1985 Incentive Stock Option Plan, as amended. This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 30, 1989 and is incorporated herein by reference.

                    1988 Stock Option Plan, as amended. This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 30, 1989 and is incorporated herein by reference.

                    1992 Stock Option Plan. This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 2, 1993 and is incorporated herein by reference.

                    1993 Stock Option Plan. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended July 3, 1993 and is incorporated herein by reference.

                    Amended and Restated Restricted Stock Plan for Non-Employee Directors. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended July 3, 1993 and is incorporated herein by reference.

                    (10) Amendment to Reimbursement Agreement pertaining to the Natchitoches, Louisiana, plant. This document was filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 30, 1989 and is incorporated herein by reference.

                    Loan Agreement, Trust Indenture and Deed of Trust pertaining to Twin Falls, Idaho, plant. These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 30, 1989 and are incorporated herein by reference.

                    Certificate of Designation, Preferences and Rights of ESOP Convertible Preferred Stock; Stock Purchase Agreement; and ESOP Term Note. These documents were filed as an exhibit to the Company's Form 10-Q for the quarter ended September 29, 1990 and are incorporated herein by reference.

                    Indenture, Lease and Guaranty pertaining to Eugene, Oregon, plant. These documents were filed as Exhibits to the Company's Form 10-K for the fiscal year ended December 28, 1991 and are incorporated herein by reference.


                    Mortgage, Security Interest and Indenture of Trust; Lease Agreement; Guaranty Agreement; Reimbursement Agreement; Remarketing and Interest Services Agreement; pertaining to Stayton, Oregon, plant. These documents were filed as Exhibits to the Company's Form 10-K for the fiscal year ended December 28, 1991 and are incorporated herein by reference.

                    Trust Indenture; Refunding Agreement; Remarketing Agreement; Reimbursement Agreement; Pledge and Security Agreement; pertaining to the Natchitoches, Louisiana, plant. These documents were filed as Exhibits to the Company's Form 10-K for the fiscal year ended January 2, 1993 and are incorporated by reference.

                    $75,000,000 Credit Agreement date as of October 12, 1993. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended October 2, 1993 and is incorporated herein by reference.

                    Amendment to Reimbursement Agreement; Pledge and Security Agreement; pertaining to the Natchitoches, Louisiana plant.

                    Stock Purchase and Resale Agreement.

                    (11) Statement regarding computation of per share earnings. The information required by Exhibit (11) is included under the caption "Net Income (Loss) Per Share" in Note 1 to the consolidated financial statements, page 36 of this Report.

                    (22)  Subsidiaries of the registrant.

                    (24) Consent of independent public accountants to incorporation by reference of their reports dated February 16, 1994, into the Company's Form S-8 Registration statements under the Securities Act of 1933, filed September 3, 1982 (as amended) (Registration No. 2-79209), February 26, 1985 (Registration No. 2-96065), February 27, 1985 (as
                    amended) (Registration No. 2-96821), April 8, 1985 (Registration No. 2-96964), April 10, 1986 (Registration No. 33-4704), May 31, 1990 (as amended) (Registration No. 33-21870), May 23, 1988 (as amended) (Registration No. 33-22186), and November 13, 1992 (Registration No. 33-54582).

                    (25)  Powers of Attorney.

               All other Exhibits are omitted since they are not applicable or not required.

          (b)  Reports on Form 8-K.

               No current reports on Form 8-K have been filed during the fourth quarter of 1992.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     TJ INTERNATIONAL, INC., Registrant


     By  /s/ Walter C. Minnick
          -----------------------------------------------------------------
            Walter C. Minnick - President, Chief Executive Officer, Director and Attorney-in-Fact for Directors listed below.


     By  /s/ Valerie A. Heusinkveld
          -----------------------------------------------------------------
            Valerie A. Heusinkveld - Vice President, Finance and Chief Financial Officer



     Each of the above signatures is affixed as of March 25, 1994. Those Directors of TJ International, Inc. listed below executed powers of attorney appointing Walter C. Minnick their attorney-in-fact, empowering him to sign this report on their behalf.

          Harold S. Eastman
          Robert B. Findlay
          Robert V. Hansberger
          Robert G. Linville, Jr.
          J. L. Scott
          Harold E. Thomas
          Arthur L. Troutner
          J. Robert Tullis
          Steven C. Wheelwright

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                              EXHIBITS TO FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 1994         Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The following documents are filed as part of this Report:  PAGES IN THIS REPORT
                                                           --------------------
(1)  FINANCIAL STATEMENTS:
     ---------------------

     Selected Financial Data.............................................25

     Management's Discussion and Analysis................................26

     Market and Dividend Information.....................................29

     Quarterly Financial Data (Unaudited)................................30

     Consolidated Balance Sheets at January 1, 1994, January
        2, 1993 and December 28, 1991....................................31

     Consolidated Statements of Income (Loss) for the three
        years ended January 1, 1994......................................32

     Consolidated Statements of Stockholders' Equity for the
        three years ended January 1, 1994................................33

     Consolidated Statements of Cash Flow for the three years
        ended January 1, 1994............................................34

     Notes to Consolidated Financial Statements..........................35

     Report of Independent Public Accountants............................42

(2)  FINANCIAL STATEMENTS SCHEDULES
     ------------------------------

     Report of Independent Public Accountants............................43

     V.   Property, Plant and Equipment..................................44

     VI.  Accumulated Depreciation and Amortization of
          Property, Plant and Equipment..................................45

     IX.  Short-term Borrowings..........................................46

The following documents are filed as part of this Report:  Pages in this Report
                                                           --------------------

(3)  EXHIBITS
     --------
     (10)    Amendment to Reimbursement Agreement; Pledge and
               Security Agreements; pertaining to the
                  Natchitoches, Louisiana plant.......................Document 2

     (10)    Stock Purchase and Resale Agreement......................Document 3

     (21)    Subsidiaries of the Registrant...........................Document 4

     (24)    Consent of Independent Public Accountants................Document 5

     (25)    Powers of Attorney.......................................Document 6

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the 10 fiscal years ended January 1, 1994, and should be read in conjunction with the more detailed Consolidated Financial Statements included herein.


- ------------------------------------------------------------------------------------------------------------------------------

AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES

                               1993      1992      1991      1990      1989      1988      1987      1986      1985      1984
                           ---------------------------------------------------------------------------------------------------
Sales                      $551,204  $400,480  $283,210  $327,472  $351,137  $315,001  $256,905  $179,860  $132,668  $120,782
Income (loss) from
operations                   22,687     3,628    (4,261)   21,405    27,436    30,987    25,388    16,205     7,645    12,841

Net income
(loss)                       12,528     7,311    (3,227)   11,947    15,273    17,834    13,253     8,393     4,719     7,681
Net income (loss) per
 share
  Primary                       .82       .45     (0.31)      .82      1.06      1.25      0.95      0.58      0.30      0.51
  Fully diluted                 .76       .45     (0.31)      .82      1.06      1.25      0.95      0.58      0.30      0.51
Weighted average number
  of shares outstanding
  Primary                    14,267    13,418    12,942    14,214    14,432    14,216    13,980    14,372    15,524    15,164
  Fully diluted              15,603    14,700    14,616    14,214    14,432    14,216    13,980    14,372    15,524    15,164
Cash dividends declared
  per common share         $   .215  $   .210  $   .210  $   .210  $   .200  $   .180  $   .155  $   .120  $   .100  $   .090
Working capital             125,689    24,110    18,247    34,934    30,940    39,336    33,645    28,243    37,610    34,933
Total assets                454,327   345,046   334,887   167,282   173,102   146,435   125,737   104,264   102,919   101,142
Long-term debt,
  excluding current
portion                      30,877    33,072    26,392    28,949    30,306    23,512    24,719    25,900    28,259    27,971
Stockholders'equity         233,366   128,903   126,894    93,183    92,002    78,648    60,768    49,186    49,698    52,062

Net book value per share      13.94      9.85      9.80      7.08      6.55      5.66      4.43      3.61      3.39      3.49

Return on average
  stockholders' equity          6.9%      5.7%    (2.9)%     12.9%     17.9%     25.6%     24.1%     17.0%      9.3%     15.7%
- ------------------------------------------------------------------------------------------------------------------------------

In 1992, net income and net income per share include income of $900 and $.07, respectively, for the cumulative effect of adopting Statement No. 109, "Accounting for Income Taxes."


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The company's operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the general economy, consumer confidence, credit availability, and interest rates. The seasonality of this industry, which is particularly pronounced in the colder climates of Canada and the northern United States, has an especially significant impact on the company's window operations. These are predominantly located in northern climates. As a result of this seasonal pattern, the company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

     The company's engineered lumber products are gaining increased market acceptance as high-quality substitutes for large-dimension structural lumber. The reduced availability and increased price of quality, large-dimension structural lumber have in part spurred this conversion. As well, the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products are causing an increasing number of builders and other wood users to choose engineered lumber over traditional solid-sawn lumber. The Company believes this trend should continue through the 1990's.

     No other company possesses the range of engineered lumber products, nor the second generation of TimberStrand-TM- laminated strand lumber (LSL) or Parallam-R- parallel strand lumber (PSL) technologies. However, a number of companies, including several large forest products companies, now produce look-alike wood I-joist products and laminated veneer lumber (LVL) products. These are manufactured using processes similar to the company's oldest generation technologies. The Company believes its system of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber. While competition helps expand the market for engineered wood products, including those manufactured by the Company, it may also make the existing markets more price competitive. It is likely these trends of increased competition in engineered lumber products will continue for the foreseeable future.

PARTNERSHIP

The Company and MacMillan Bloedel, through MBA, established the Partnership in October of 1991. The Company has a 51 percent interest in the Partnership and serves as general partner, with authority to manage and control the daily operations of the Partnership. Partnership income and losses through 1993 were allocated on a formula basis as agreed to by the partners and in accordance with the Partnership Agreement. These formulas allocated most of the losses associated with the start-up of the partnership's Deerwood LSL plant, Vancouver PSL plant, and Colbert PSL plant to MacMillan Bloedel, and most of the remaining income or loss to the Partnership to the Company. The percentage of start-up losses allocated in MacMillan Bloedel has declined over time. The company's allocation of the remaining percentage of income or loss, after such start-up losses, also declines over time. As a result of these provisions, MacMillan Bloedel was allocated $11.9 million and $6.5 million of losses in 1992 and 1991, respectively, and $10.1 million of income in 1993. These allocations are reflected as adjustments to costs and expenses in the consolidated statements of income under "Minority interest in Partnership" and also affect the partner's capital accounts in the Partnership.

     During 1993, MacMillan Bloedel was allocated the maximum $7 million of start-up losses related to the company's TimberStrand-TM- LSL plant in Deerwood, Minnesota. The Company was allocated two-thirds of the remaining partnership income. In accordance with the Partnership Agreement, the Company will be allocated 51 percent of all income or losses of the Partnership in 1994 and thereafter.

     The Partnership Agreement also specifies a formula allocation for accelerated tax depreciation through the end of 1993. Tax benefits to the Company of $1.3 million in 1993, $4.3 million in 1992, and $0.5 million in 1991 have been included in income taxes (benefits) in the consolidated statements of income pursuant to this allocation.

1983 COMPARED TO 1992

Sales for the year ended January 1, 1994, increased by $151 million or 38 percent from the corresponding period last year. The company's sales increase continued to outpace new housing construction, which posted a 5 percent increase in North American housing starts. In the combined eastern Canadian provinces of Quebec, Ontario, and the Maritimes, housing starts decreased 14 percent.

     Engineered lumber product sales for 1993 were $437 million, a 51 percent increase over the same period in 1992. Growing acceptance of the company's engineered lumber products as a substitute for commodity sawn lumber was the primary factor behind the increased sales. The company's three major product groups (industrial, light commercial, and residential) all participated in the sales growth, with residential products contributing the strongest performance. Sales of residential products per North American housing start increased 49 percent to $246 for 1993 from $165 per start in 1992. Unit volume increases accounted for the majority of this improvement.

     Window and patio door sales were $114 million through January 1, 1994, as compared to $111 million for the same period in 1992. Despite an increasingly competitive market and a reduced market opportunity in eastern Canada, sales of these products maintained market share in 1993, declining slightly to $86 per North American housing start in 1993 as compared to $88 for the same period in 1992. Both sales and order file levels for the company's Teton wood window and patio door products manufactured at its new Twin Falls, Idaho, plant were higher for 1993 than in the comparable period in 1992. Sales from the company's Canadian subsidiaries were slightly lower than the prior year.

     Sales for the fourth quarter of 1993 increased by 45 percent over the comparative quarter for 1992. Structural product sales posted a 63 percent gain while window sales decreased 4 percent. These structural sales gains in the fourth quarter reflect the improved market conditions and increased market share for the company's products. The window sales decrease reflects the continued downturn in the eastern Canadian market.

     The company's net income was materially reduced from levels that would otherwise have been achieved because of losses incurred in its window subsidiaries. These losses were caused primarily by increases in the cost of raw materials that the Company was unable to reflect in price increases. Also contributing to these results were a lower than anticipated increase in sales of the company's window products, which resulted in part from continued weakness in the eastern Canadian and California markets, and start-up expenses incurred by the Company in connection with the establishment of its new Teton wood window manufacturing facility. The Company reviewed its window operations and is implementing a plan aimed at reducing these continuing losses.

     The company's gross margins for the year ended January 1, 1994, improved to 26 percent from 21 percent in 1992. Price increases for engineered lumber products realized in the second, third, and fourth quarters of 1993 more than offset higher raw material costs. The increased demand for the company's engineered lumber products resulted in higher production volumes in its manufacturing facilities, which allowed for more efficient manufacturing schedules and better absorption of manufacturing overheads. Reduced margins for the company's window and patio door products offset these gains somewhat.

     Also contributing to improved margins was a reduction of start-up losses at the company's new technology plants. Although the Parallam-R- PSL facilities incurred start-up losses during the first part of 1992, they were profitable for 1993. Losses at the company's TimberStrand-TM- LSL facility in Deerwood, Minnesota, have been reduced from the previous year. The Deerwood plant experienced losses for all quarters in 1993. The strategic decision to focus the plant on achieving manufacturing efficiencies in higher-value TimberStrand-TM- LSL products contributed to the losses in the second half of 1993.

     Selling and administrative expenses increased $18.9 million for 1993, from the comparable period in 1992 because of higher operating levels. As a percent of sales, they decreased from 23 percent in 1992 to 20 percent in 1993. The reduction was primarily a result of the use of existing capacity in the sales and distribution network and the administrative infrastructure to accommodate significate volume increases.

     Minority interest in Partnership represents in net effect of the start-up losses allocated to MacMillan Bloedel offset by the allocation of MacMillan Bloedel's share of partnership profits exclusive of the allocated start-up losses. For 1993, MacMillan Bloedel was allocated $10.1 million in net profits as compared to an allocation of $11.9 million of net losses in 1992. The transition from allocating losses to profits is primarily the result of lower start-up losses and improving operating results in 1993 as compared to 1992. In addition, under the formula allocations specified in the Partnership Agreement, MacMillan Bloedel was allocated 70 percent of TimberStrand-TM- LSL start-up losses in 1993 compared to 80 percent of the total TimberStrand-TM- LSL and Parallam-R- PSL losses for 1992. The remaining profits were allocated one-third to MacMillan Bloedel in 1993 and 15 percent in 1992.

     As contemplated in the Partnership Agreement, the Company was also allocated tax depreciation deductions that will not reverse to the Company in future years. The Company has recorded tax benefits related to this tax depreciation of $1.3 million and $4.3 million in 1993 and 1992, respectively.

1992 COMPARED TO 1991

Sales for 1992 increased $117 million, or 41 percent, over 1991. This increase significantly outpaced the overall improvement in new housing construction, which posted a 17 percent increase in the United States and Canada combined.
The increases during 1992 for both
structural and window product lines were predominantely from growth in unit volume rather than price increases. Increasing acceptance of the company's engineered lumber products in the residential construction market was the largest contributor to this increase. Engineered lumber product sales for 1992 were $289 million, a 42 percent increase from 1991 structural product sales of $203 million. Sales per North American housing start for these products in 1992 increased to $165, a 42 percent increase over the 1991 level of $116.

     Window sales were $111 million in 1992 as compared to $80 million in 1991, an increase of 39 percent. Window sales posted strong market share gains in 1992, increasing 21 percent from $73 per North American housing start in 1991 to $88 per start in 1992. The increases resulted from a combination of the introduction of the new premium-quality Teton window in the western United States, the acquistion of R. Laflamme & Frere in Quebec, and increasing sales of the SiteLine-TM- window through existing and growing distribution.

     The company's gross margins were 21 percent in 1992 after having been 25 percent for 1991. Gross margins for 1992 were pressured by three factors. First, the start-up losses related to the new Parallam-R- PSL and TimberStrand-TM- LSL technologies reduced gross margins. The start-ups of these two new technologies was disproportionately large compared to all other start-up previously undertaken by the Company. During 1992, the Company succeeded in turning the Parallam-R- PSL technology from a loss position to a positive gross margin contributor. The TimberStrand-TM- LSL facility experienced start-up losses throughout 1992. Start-up losses were also incurred for Teton wood window capacity expansion.

     Second, gross margins were reduced by under-absorbed production capacity at the company's eastern Canadian window manufacturing facilities. The continuing severe recession in this geographic area has significantly reduced housing construction activity. The company's resulting low sales volumes led to losses from operations in 1992 and 1991. A third factor pressuring margins was rapidly rising wood costs. In the latter part of the year, this reduced operating margins as price increases lagged raw material cost increases.

     Selling and administrative expenses increased $18.5 million for 1992 from the comparable period in 1991. This was attributable to higher operating levels and a full year of partnership overhead in 1992 compared to only one quarter in 1991. However, these expenses decreased from 25 percent of sales in 1991 to 23 percent in 1992. The reduction was primarily a result of a program designed to improve the effectiveness of the company's sales organization coupled with a broadening of wholesale distribution which allowed the Company to spread its relatively fixed selling costs over a larger base.

     Minority interest in Partnership represents the net effect of the start-up losses allocated to MacMillan Bloedel for the Parallam-R- PSL and TimberStrand-TM- LSL plants. This was offset somewhat by the allocation of MacMillan Bloedel's share of partnership profits exclusive of the allocated start-up losses. In 1992 and 1991, 80 percent of the start-up losses were allocated to MacMillan Bloedel. The remaining profits were allocated 15 percent to MacMillan Bloedel in 1992 and 10 percent to MacMillan Bloedel in the fourth quarter of 1991.

     Operating income in 1992 was $3.6 million compared to an operating loss of $4.3 million in 1991. The 1991 loss resulted largely from restructuring and other one-time charges totaling $8.1 million.

     During 1992, the Company adopted Statement No. 109 of the Financial Accounting Standards Board to account for its income taxes. The cumulative effect of this change resulted in a positive adjustment of $0.9 million, or $0.07 per fully diluted share. As comtemplated in the Partnership Agreement with MacMillan Bloedel, the Company was allocated tax depreciation deductions that will not reverse to the Company in future years. The Company recorded tax benefits related to this tax depreciation of $4.3 million and $0.5 million in 1992 and 1991, respectively.

     In 1992, the Company reversed $1.6 million of excess income tax reserves provided in prior years. Income tax benefits also included $1.8 million of net operating loss carryforwards resulting from 1992 losses at the Canadian structural products subsidiaries. The Company believes that future taxable income of these Canadian subsidiaries will be sufficient to realize those benefits before the carryforward period expires in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $102 million to $126 million at January 1, 1994, from $24 million at January 2, 1993. This increase was primarily the result of the company's sale of 3,500,000 common shares in November 1995. (See Footnote 7 in the accompanying financial statements.)

     Cash provided by operating activities was $40.8 million, $3.2 million, and $10.5 million in fiscal years 1993, 1992, and 1991, respectively. Capital expenditures were $35.4 million for the fiscal year ended January 1, 1994, $19.7 million for the fiscal year ended January 2, 1993, and $8.9 million for the fiscal year ended December 28, 1991.

     The Company entered into a $75 million Revolving Credit Facility (the Credit Facility) on October 12, 1993, provided by a syndicate of banks. The Credit Facility includes various customary financial covenants. These include a limitation on indebtedness equal to 50 percent of total capitalization (including Minority interest in Partnership) and requirements to maintain (i) a minimum net worth, and (ii) ratios of cash flow compared to indebtedness and debt service. The Company initially used borrowings under the Credit Facility to pay $13.6 million of the company's short-term notes payable. Upon completion of the common stock offering, the Company paid all amounts outstanding under the Credit Facility. Short-term debt at the end of 1993 is related to lines of credit used primarily for cash management purposes.

     The company's Board of Directors has approved a two-year capital expansion program. Pursuant to the capital expansion program, the Company intends to construct a plant near Hazard, Kentucky, that will manufacture TimberStrand-TM- LSL products. Construction commenced in the fall of 1993 with an expected cost of $100 million. The capital expansion program also provides for capital expenditures of approximately $25 million to expand capacity at its existing MICRO=LAM-R- LVL and Parallam-R- PSL facilities. In addition, the company's Board of Directors approved construction of a plant that will manufacture both MICRO=LAM-R- LVL and Parallam-R- PSL near Buckhannon, West Virginia, at an expected cost of $85 million. The Company is evaluating potential sites for a third TimberStrand-TM- LSL plant, or an additional combination LVL and PSL plant, but has not determined whether or when to proceed with that plant.

     MacMillan Bloedel's Board of Directors has authorized a $49 million capital contribution to the Partnership to help fund the capacity expansion program. The Company expects the contribution to be made as the Partnership experiences negative cash flow resulting from expenditures for capital expansion over the next six to nine months. However, there is no provision in the Partnership Agreement, or in any other agreement requiring the partners to contribute funds.

     The Company believes that cash generated from operations, borrowings under the Credit Facility, net proceeds from the stock offering, and the $49 million contribution authorized by MacMillan Bloedel will be sufficient to meet the company's working capital needs and capital expansion program approved by the company's Board of Directors. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund capital expenditures or working capital requirements as they arise, or to fund an acquisition.

     A substantial majority of the company's assets is held, and revenues generated, by the Partnership. Distributions of cash by the Partnership to the Company require the unanimous consent of the members of the Partnership's Management Board, which includes members of both the Company and MacMillan Bloedel. Accordingly, there can be no assurance that distributions by the Partnership will be approved for the payment of dividends to fund the company's other operations, or for other purposes.

MARKET AND DIVIDEND INFORMATION

The company's stock is traded on the over-the-counter market and is listed with the National Association of Security Dealers Automated Quotation (NASDAQ) under the symbol TJCO.

   The high and low quoted sales prices (closing) and dividends paid per common share for each quarterly period during 1993 and 1992 were as follows:

- -----------------------------------------------------------------------------
1993                                         SALES PRICE
                                     --------------------------    DIVIDENDS
                                         HIGH            LOW         PAID
                                     ----------------------------------------
First                                   $15 7/8       $ 11 7/16    $.05 1/4
Second                                   21 1/4         14 7/8      .05 1/4
Third                                    25             16 5/8      .05 1/4
Fourth                                   32 3/4         25 1/4      .05 1/2
- -----------------------------------------------------------------------------
1992                                         SALES PRICE
                                     --------------------------    DIVIDENDS
                                         HIGH           LOW          PAID
                                     ----------------------------------------
First                                   $12           $ 9 1/8      $.05 1/4
Second                                   12 7/8        11           .05 1/4
Third                                    12 3/4        10 7/8       .05 1/4
Fourth                                   12 1/4        11 1/8       .05 1/4
- -----------------------------------------------------------------------------

RESULTS OF QUARTERLY OPERATIONS

Unaudited results of operations by quarter for 1993, 1992, and 1991 are as follows:


- -------------------------------------------------------------------------------------------------
DOLLAR AMOUNTS IN THOUSANDS                                       QUARTER
  EXCEPT PER SHARE FIGURES                -------------------------------------------------------
                                             FIRST         SECOND          THIRD         FOURTH
                                          -------------------------------------------------------
1993
   Sales                                  $114,111       $139,639       $152,729       $144,725
   Gross profit                             22,062         36,770         42,391         41,128
   Net income (loss)                          (573)         4,262          5,832          3,007
   Net income (loss) per share
      Primary                                (0.06)          0.30           0.41           0.17
      Fully diluted                          (0.06)          0.27           0.38           0.16
                                          -------------------------------------------------------

1992
   Sales                                  $ 75,561       $111,024       $113,512       $100,383
   Gross profit                             13,689         24,268         24,957         19,493
   Net income (loss)                            94          3,298          3,454            465
   Net income (loss) per share
      Primary                                (0.02)          0.22           0.23           0.01
      Fully diluted                          (0.02)          0.21           0.22           0.01
                                          -------------------------------------------------------

1991
   Sales                                  $ 45,330       $ 79,679       $ 84,838       $ 73,363
   Gross profit                             12,148         22,189         22,401         12,758
   Net income (loss)                        (1,946)         2,744          3,208         (7,233)
   Net income (loss) per share
      Primary                                (0.17)          0.19           0.23          (0.57)
      Fully diluted                          (0.17)          0.18           0.21          (0.57)

- -------------------------------------------------------------------------------------------------
Per share calculations are based on the average common shares outstanding for each period presented.  Accordingly, the total of the per share figures for the quarters may not equal the per share figures reported for the year.
     In 1992, net income and net income per share have been restated to reflect the required implementation of Statement No. 109 as of the beginning of the year.  As a result, first quarter net income and net income per share have been increased from previously reported amounts of ($806,000) and ($.07), respectively.  There was no change in fully diluted net income per share for the second and third quarters from previously reported amounts.  During the year, the Company reversed $1,575,000 of excess income tax reserves provided in prior years.  These reversals increased net income per share by $.02 in the second quarter.  $.03 in the third quarter, and $.07 in the fourth quarter.  In addition, in the fourth quarter the Company sold its closed Boise plant and recorded the resulting net income per share of $.03.
     In 1991, as a result of the restructuring and one-time charges described in
Note 1 of the Notes to the Consolidated Financial Statements, net income per share was reduced in the fourth quarter by $.39.  In addition, the income taxes
(benefits) were provided quarterly based upon estimates of the 1991 annualized effective income tax rate.  Had the annual effective income tax rate been determined at the beginning of 1991, net income (loss) per share would have been
($.15), $.16, $.13, and ($.48) in the first, second, third and fourth quarters, respectively.


CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------------
DOLLAR AMOUNTS IN THOUSANDS

ASSETS                                            JANUARY 1, 1994     JANUARY 2, 1993   DECEMBER 28, 1991
- ----------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                              $ 66,319            $    210            $    460
  Marketable securities                                     7,004                  --                  --
  Receivables, less allowances of
    $663, $785, and $1,079                                 45,709              28,731              21,292
  Inventories                                              53,081              44,237              38,839
  Receivable from MacMillan Bloedel, net                       --                 808                  --
  Other                                                    10,715               6,955               8,754
                                                  -------------------------------------------------------
                                                          182,828              80,941              69,345

Property
  Property and equipment                                  361,952             330,404             310,583
  Accumulated depreciation                               (120,762)            (99,468)            (82,858)
                                                  -------------------------------------------------------
                                                          241,190             230,936             227,725

Goodwill                                                   23,660              24,700              25,740
Unexpected bond funds                                          --                 632               4,363
Other assets                                                6,649               7,837               7,714
                                                  -------------------------------------------------------
                                                         $454,327            $345,046            $334,887

LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------

Current liabilities
  Notes payable                                          $  4,007            $ 23,620            $  7,631
  Current portion of long-term debt                         1,891               1,228               2,557
  Accounts payable                                         20,566              12,376              12,069
  Payable to MacMillan Bloedel, net                         3,120                  --               8,116
  Accrued liabilities                                      27,555              19,607              20,725
                                                  -------------------------------------------------------
                                                           57,139              56,831              51,098

Long-term debt, excluding current portion                  30,877              33,072              26,392
Deferred income taxes                                       8,429               5,533               8,832
Other long-term liabilities                                14,982              14,026              15,232

Minority interest in Partnership                          109,534             106,681             106,439

Stockholders' equity
  ESOP convertible preferred stock, issued
  1,259,308,  632,059, and 634,216 shares                  14,859              14,932              14,983
  Guaranteed ESOP benefit                                 (12,390)            (13,462)            (14,073)
  Common stock, issued 16,738,069,
   7,900,516, and 7,908,730 shares                         16,738               7,901               7,909
  Paid-in capital                                         135,727              44,181              44,722
  Retained earnings                                        82,139              97,492              93,739
  Cumulative translation adjustments                       (3,707)             (2,016)              1,410
  Common stock in treasury,
   1,359,373 and 1,437,410 shares, at cost                     --             (20,125)            (21,796)
                                                  ---------------------       ---------------------------
                                                          233,366             128,903             126,894
                                                  -------------------------------------------------------
                                                         $454,327            $345,046            $334,887
- ----------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME


- --------------------------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED JANUARY 1, 1994
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES

                                                                       1993                1992                1991
                                                            -------------------------------------------------------
Sales                                                              $551,204            $400,480            $283,210
                                                                                       ----------          --------
Cost and expenses
  Cost of sales                                                     408,853             318,073             213,714
  Selling expenses                                                   59,040              51,042              41,265
  Administrative expenses                                            50,475              39,592              30,826
  Minority interest in Partnership                                   10,149             (11,855)             (6,464)
  Other                                                                  --                  --               8,130
                                                             -------------------------------------------------------
                                                                    528,517             396,852             287,471
                                                             -------------------------------------------------------
Income (loss) from operations                                        22,687               3,628              (4,261)
Investment income, net                                                  449                 159                 151

Interest expense                                                     (3,136)             (2,924)             (1,792)
                                                             -------------------------------------------------------
Income (loss) before income taxes                                    20,000                 863              (5,902)
Income taxes (benefits)                                               7,472              (5,548)             (2,675)
                                                                     -----------------------------------------------
Income (loss) before cumulative effect of
  change in accounting principle                                     12,528               6,411              (3,227)
Cumulative effect of change in accounting principle                      --                 900                  --
                                                             -------------------------------------------------------
Net income (loss)                                                  $ 12,528            $  7,311            $ (3,227)
                                                             -------------------------------------------------------
                                                             -------------------------------------------------------
Net income (loss) per share
  Income (loss) before cumulative effect of
  change in accounting principle
    Primary                                                        $    .82            $    .38            $   (.31)
  Fully diluted                                                         .76                 .38                (.31)
  Cumulative effect of change in accounting principle
    Primary                                                        $     --            $    .07            $     --
  Fully diluted                                                          --                 .07                  --
                                                                    -----------------------------------------------
  Net income (loss)
    Primary                                                        $    .82                $.45               $(.31)
  Fully diluted                                                         .76                 .45                (.31)

- --------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



- ---------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED JANUARY 1, 1994
DOLLAR AMOUNTS IN THOUSANDS

                                                      GUARANTEED                                         CUMULATIVE       COMMON
                                         PREFERRED          ESOP     COMMON    PAID-IN    RETAINED      TRANSLATION     STOCK IN
                                             STOCK       BENEFIT      STOCK    CAPITAL    EARNINGS      ADJUSTMENTS     TREASURY
                                         ----------------------------------------------------------------------------------------
Balance, December 29, 1990                 $15,000      $(14,675)   $ 7,919   $  2,428    $100,500         $  1,800     $(19,789)
Net loss                                        --            --         --         --      (3,227)              --           --
Partnership equity adjustment                   --            --         --     43,014          --               --           --

Cash dividends declared:
   Common stock                                 --            --         --         --      (2,710)              --           --
   Preferred stock, net of tax                  --            --         --         --        (824)              --           --
Stock options exercised, net of tax             --            --         --       (682)         --               --        1,616
Treasury stock purchased                        --            --         --         --          --               --       (3,773)
Other                                          (17)          602        (10)       (38)         --             (390)         150
                                         ----------------------------------------------------------------------------------------
Balance, December 28, 1991                  14,983       (14,073)     7,909     44,722      93,739            1,410      (21,796)
Net income                                      --            --         --         --       7,311               --           --
Cash dividends declared:
   Common stock                                 --            --         --         --      (2,737)              --           --
   Preferred stock, net of tax                  --            --         --         --        (821)              --           --
Stock options exercised, net of tax             --            --         --       (591)         --               --        1,629
Other                                          (51)          611         (8)        50          --           (3,426)          42
                                         ----------------------------------------------------------------------------------------
Balance, January 2, 1993                    14,932       (13,462)     7,901     44,181      97,492           (2,016)     (20,125)
Net income                                      --            --         --         --      12,528               --           --
Cash dividends declared:
   Common stock                                 --            --         --         --      (3,029)              --           --
   Preferred stock, net of tax                  --            --         --         --        (896)              --           --
Stock offering                                  --            --      3,500     90,950          --               --           --
Treasury stock cancellation                     --            --     (1,273)        --     (17,344)              --       18,617
Stock split                                     --            --      6,612         --      (6,612)              --           --
Stock options exercised, net of tax             --            --         --        297          --               --        1,481
Other                                          (73)        1,072         (2)       299          --           (1,691)          27
                                         ----------------------------------------------------------------------------------------
Balance, January 1, 1994                   $14,859      $(12,390)   $16,738   $135,727    $ 82,139         $ (3,707)    $      0

- ---------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


- -----------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED JANUARY 1, 1994
DOLLAR AMOUNTS IN THOUSANDS
                                                                  1993           1992           1991
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $ 12,528       $  7,311       $ (3,227)
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                24,059         21,897         15,163
   Deferred income taxes (benefits)                              1,744          1,501         (1,534)
   Minority interest in Partnership                             10,149        (11,855)        (6,464)
   Other, net                                                      911           (663)         8,651
Change in working capital items:
   Receivables                                                 (17,567)        (6,765)            20
   Inventories                                                  (8,844)        (4,769)        (5,745)
   Other current assets                                           (864)         1,834              7
   Accounts payable and accrued liabilities                     17,096         (4,649)         1,776
Other, net                                                       1,626           (602)         1,807
                                                            ----------------------------------------
Net cash provided by operating activities                     $ 40,838       $  3,240       $ 10,454

- -----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          $(35,418)      $(19,676)       $(8,862)
Purchase of marketable securities                               (7,004)            --             --
Decrease in unexpended bond funds                                  632          3,731          1,067
Payment for acquisition                                             --             --         (4,107)
Other, net                                                           9            733           (978)
                                                            ----------------------------------------
Net cash used in investing activities                         $(41,781)      $(15,212)      $(12,880)

- -----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock                            $(2,796)       $(2,730)       $(2,722)
Cash dividends paid on ESOP preferred stock                     (1,341)        (2,697)          (384)
Purchase of treasury stock                                          --             --         (3,773)
Minority partner capital contributions                           2,327         16,673             --
Minority partner tax distributions                              (4,455)          (445)            --
Proceeds from stock offering, net                               94,450             --             --
Payments on note to minority partner                                --        (12,229)            --
Net (repayments) borrowings under lines-of-credit              (19,613)        15,632          7,631
Principal payments of long-term debt                            (1,209)        (2,844)        (1,357)
Other, net                                                        (311)           362            391
                                                            ----------------------------------------
Net cash provided by (used in) financing activities            $67,052        $11,722          $(214)

- -----------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents           $66,109          $(250)       $(2,640)
Cash and cash equivalents at beginning of year                     210            460          3,100
                                                            ----------------------------------------
Cash and cash equivalents at end of year                       $66,319           $210           $460

- -----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest, net of amounts capitalized                         $3,135        $ 3,076         $1,655
   Income taxes (refunds), net                                  (1,878)           (65)           273

- -----------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and subsidiaries, including the company's 51 percent interest in Trus Joist MacMillan a Limited Partnership (the Partnership). All significant intercompany balances and transactions have been eliminated.
FISCAL YEAR

The company's 52/53 week fiscal year ends on the Saturday closest to December 31 of each year. The additional week, which occurs approximately every fifth year, does not materially affect the comparability of operations between years.

FOREIGN TRANSLATION

The accounts of the company's Canadian subsidiaries are measured using the Canadian dollar as functional currency. These financial statements are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and the average exchange rate during the period for results of operations. The resulting translation adjustments are made directly to the cumulative translation adjustments component of Stockholders' Equity.

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers cash on hand, cash in banks, and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These securities are recorded at cost, which approximates fair value, and totaled $66,319,000 at January 1, 1994, $176,000 at January 2, 1993,
and $156,000 at December 28, 1991.
     Marketable securities include tax-exempt municipal bonds and preferred stocks. These securities are recorded at cost, which approximates fair value based on quoted market prices.

INVENTORIES
Inventories are valued at the lower of cost or market and include material, labor, and production overhead costs. Inventories consisted of the following:

- ------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                             JANUARY 1, 1994     JANUARY 2, 1993   DECEMBER 28, 1991
                                             -------------------------------------------------------
Finished goods                                       $23,830             $19,987             $18,808
Raw materials and work-in-progress                    33,244              26,763              21,828
                                             -------------------------------------------------------
                                                      57,074              46,750              40,636
Reduction to LIFO cost                                (3,993)             (2,513)             (1,797)
                                             -------------------------------------------------------
                                                     $53,081             $44,237             $38,839
- ------------------------------------------------------------------------------------------------------


The last-in, first-out (LIFO) method is used for determining the cost of lumber, veneer, MICRO=LAM-R- lumber, TJI-R- joists, and open-web trusses. Approximately 38 percent of total inventories at the end of 1993 and 32 percent at the end of 1992 and 1991 were valued using the LIFO method. The first-in, first-out (FIFO) method is used to determine the cost of all other inventories.

PROPERTY

Property and equipment are recorded at cost. Additions, betterments, and replacements of major units of property are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred and approximated $15,900,000 in 1993, $13,928,000 in 1992, and $8,464,000 in 1991. The net book value of property sold or retired is removed from the asset and related depreciation accounts, and any resulting gain or loss is included in income.
     The provision for depreciation on certain MICRO=LAM-R- LVL, Parallam-R-PSL, and TimberStrand-TM- LSL manufacturing equipment is computed on the units-of-production method. Virtually all other property and equipment is depreciated on the straight-line method. Estimated useful lives of the principal items of property and equipment range from three to thirty years.

CAPITALIZED INTEREST

The Company capitalizes interest on qualifying assets. Interest expense and income capitalized into property and equipment approximated:


- -----------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                         1993           1992           1991
                                     --------------------------------------
Interest expense                         $255           $611           $599
Interest income                             5            232            360
- -----------------------------------------------------------------------------


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $2,758,000 in 1993, $3,929,000 in 1992, and $1,906,000 in 1991.

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of 1992, the Company adopted the accounting for income taxes as required by Statement No. 109 of the Financial Accounting Standards Board (Statement No. 109). As required, the cumulative effect of the change as of the beginning of 1992 is presented separately in the consolidated statements of income. Prior year financial statements have not been restated.

NET INCOME (LOSS) PER SHARE

Primary net income (loss) per common share is based on net income (loss) adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents, if dilutive. Fully diluted net income
(loss) per common share assumes conversion of the ESOP convertible preferred stock (ESOP preferred stock) into common stock at the beginning of the year.

Primary and fully diluted net income (loss) were calculated as follows:


- ---------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                                            1993           1992           1991

Net income (loss) as reported before cumulative
   effect of change in accounting principle                              $12,528       $  6,411        $(3,227)
Preferred stock dividends, net of related tax benefits                      (890)        (1,306)          (824)
                                                                       ----------------------------------------
Primary net income (loss) before cumulative
   effect of change in accounting principle                               11,638          5,105         (4,051)

Cumulative effect of change in accounting principle                           --            900             --
                                                                       ----------------------------------------
Primary net income (loss)                                                $11,638       $  6,005        $(4,051)
                                                                       ----------------------------------------
                                                                       ----------------------------------------
Primary shares outstanding                                                14,267         13,418         12,942
- ---------------------------------------------------------------------------------------------------------------
Net income (loss) as reported before cumulative
   effect of change in accounting principle                              $12,528       $  6,411        $(3,227)
Additional ESOP contribution payable upon assumed conversion
   of ESOP preferred stock, net of related tax benefits                     (721)          (672)          (662)
                                                                       ----------------------------------------
Fully diluted net income (loss) before cumulative
   effect of change in accounting principle                               11,807          5,739         (3,889)
Cumulative effect of change in  accounting principle                          --            900             --
                                                                       ----------------------------------------
Fully diluted net income (loss)                                          $11,807       $  6,639        $(3,889)
                                                                       ----------------------------------------
                                                                       ----------------------------------------
Fully diluted shares outstanding                                          15,603         14,700         14,616
- ---------------------------------------------------------------------------------------------------------------


Fully diluted net income (loss) per share for 1992 and 1991 are the same as primary net income (loss) per share since the effect of the assumed conversion of the ESOP preferred stock is anti-dilutive.

MINORITY INTEREST IN TRUS JOIST MACMILLAN

The Company has a 51 percent interest in the Partnership. Income and losses through January 1, 1994, are allocated on a formula basis as agreed to by the partners and in accordance with the Partnership Agreement. As a result, the minority owner of the 49 percent interest in the Partnership was allocated $10,149,000 of income in 1993, $11,855,000 of losses in 1992, and $6,464,000 of losses in 1991. These allocations are reflected as adjustments to costs and expenses in the consolidated statements of income as Minority interest in Partnership. The minority partner's interest in the Partnership's accumulated equity is included in the consolidated balance sheet as Minority interest in Partnership. In addition, the Partnership Agreement calls for a favorable allocation to the Company of the benefits arising from accelerated tax depreciation through the end of 1993. These benefits of $1,320,000 in 1993, $4,317,000 in 1992, and $543,000 in 1991 have been included in income taxes (benefits) in the consolidated statements of income.

OTHER COSTS AND EXPENSES

In the fourth quarter of 1991, the Company started "Project Profit," which was designed to reduce overheads, stimulate sales, and maximize the company's competitiveness in the future. "Other" in the consolidated statements of income consists of the related restructuring and other one-time charges including the consolidation of several operating divisions, closure of a plant and four warehouse distribution facilities, mothballing of two facilities, severance and relocation costs, as well as inventory and other asset write-offs and reserves. The Company also provided one-time charges related principally to accounts receivable and product warranties at one of its restructured divisions.

2    THE PARTNERSHIP

On September 29, 1991, the Company and MacMillan Bloedel of America, Inc. (MBA), a wholly owned subsidiary of MacMillan Bloedel Limited (MB), formed Trus Joist MacMillan a Limited Partnership.
     The Company contributed to the Partnership all of its North American structural wood products manufacturing facilities and sales offices for a 51 percent interest in the Partnership. MBA and MB contributed to the Partnership all of their North American engineered lumber manufacturing facilities for a 49 percent interest in the Partnership. The Company, MBA, and MB also contributed to the Partnership patents and trademarks relating to their combined engineered lumber products business. The contribution of the MBA and MB assets has been accounted for under the purchase method of accounting. The assets and liabilities have been recorded based on estimates of fair market value. The assets and liabilities contributed by MBA and MB are as follows (expressed in thousands):


                    Current assets                  $  4,563
                    Property and equipment           130,290
                    Goodwill                          26,000
                    Other assets                       2,623
                    Current liabilities               (5,663)
                    Note payable to MB                (6,813)
                    Long-term liabilities             (1,000)
                                                    --------
                                                    --------
                                                    $150,000


Because the company's assets and liabilities contributed to the Partnership have been reflected at historical cost, the $43,014,000 excess of the estimated fair value of the MB assets contributed to the Partnership over MB's 49 percent interest in the equity of the Partnership has been credited to paid-in capital. The accounts of the Partnership have been included in the company's consolidated financial statements since September 29, 1991. Goodwill recognized in the transaction is being amortized using the straight-line method over 25 years. As of January 1, 1994, a total of $2,340,000 of this goodwill has been amortized. The goodwill amount expensed was $1,040,000 in 1993, $1,040,000 in 1992, and $260,000 in 1991.
     If the formation of the Partnership had occurred as of the beginning of 1991, net sales would have been $294,461,000, net loss would have been $4,126,000, and net loss per fully diluted share would have been $.38. These summarized, unaudited, pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations that would have resulted had the transaction been consummated at the beginning of 1991 or that may occur in the future.

3    DEBT

The Company entered into a $75 million Revolving Credit Facility (the Credit Facility) on October 12, 1993, provided by a syndicate of banks. The Credit Facility provides several interest rate options, none of which exceed prime, and matures on October 11, 1996. The Credit Facility includes both facility and committment fees and also includes various customary financial covenants. These include a limitation of indebtness equal to 50 percent of total capitalization (including minority interest) and requirements to maintain (i) a minimum of net worth, and (ii) ratios of cash flow compared to indebtness and debt service.
The company's other long-term debt agreements also include customary financial conventants. Under the most restrictive of these agreements, retained earnings available for cash dividends at January 1, 1994, was $61,869,000.
     At year-end, the Company also has available unsecured, committed lines of credit totaling $17,546,000 with foreign and domestic banks. The interest rate on any loan, determined at the time of the borrowing, would not exceed the lending bank's prevailing prime rate. Arrangements with the domestic banks provide for a commitment fee of 1/4 percent. At January 1, 1994, approximately $4,007,000 at 3.58 percent was borrowed under these agreements.

Long-term debt consisted of the following:


- ------------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                                      JANUARY 1, 1994     JANUARY 2, 1993   DECEMBER 28, 1991
                                                                      -------------------------------------------------------
Industrial revenue bonds, 7.43% weighted average interest rate
  at January 1, 1994, payable in varying amounts through 2009                 $ 9,200             $ 9,950             $10,549
Industrial revenue bonds, interest rates at a percentage of
  prime rate                                                                       --                  --               2,000
Industrial revenue variable rate demand bonds, interest rates established weekly, 2.61% weighted average during 1993
  payable in varying amounts through 2009                                      16,400              16,400              16,400
Note payable with a foreign bank, 9.51% weighted average interest
  rate at January 1, 1994, due in varying amounts through 1999                  7,168               7,950                  --
                                                                      -------------------------------------------------------
                                                                               32,768              34,300              28,949
Less current portion                                                           (1,891)             (1,228)             (2,557)
                                                                      -------------------------------------------------------
                                                                              $30,877             $33,072             $26,392
- ------------------------------------------------------------------------------------------------------------------------------


All of the industrial revenue bonds are secured by the property and equipment acquired with the bond proceeds and any unexpended bond funds. At January 1, 1994, the net book value of such property and equipment was approximately $33,600,000.
     On March 30, 1992, the Company, through its wholly owned subsidiary Dashwood Industries Limited, acquired all of the shares of R. Laflamme & Frere, Inc. Related to the acquisition, $7,950,000 of additional long-term debt was incurred.
     The scheduled payments of long-term debt are $1,891,000 in 1994, $1,438,000 in 1995, $1,472,000 in 1996, $1,874,000 in 1997, $1,904,000 in 1998, and
$24,189,000 thereafter. The company's variable rate demand bonds are supported by irrevocable letters of credit. These letters of credit, together with the company's revolving line of credit, allow the Company to borrow for periods in excess of one year, if drawn upon to repay bondholders.

4    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:



- ------------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                                      January 1, 1994     January 2, 1993   December 28, 1991
                                                                      -------------------------------------------------------
Salaries, wages, and commissions                                             $ 5,110             $ 4,533             $ 4,156
Retirement plans and other associate benefits                                 13,761               8,305               7,682
Estimated other retained risks                                                 2,149                 728                 634
Restructuring and other one-time charges                                          --                  --               3,502

Other                                                                          6,535               6,041               4,751
                                                                      -------------------------------------------------------
                                                                             $27,555             $19,607             $20,725

- ------------------------------------------------------------------------------------------------------------------------------



5 INCOME TAXES

Income (loss) before income taxes and income taxes (benefits) include the following:


- -----------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                                        1993                    1992                 1991
                                                                      -------------------------------------------------------
Income (loss) before income taxes
  U.S.                                                                $25,587                 $ 9,070               $(1,769)
  Canada                                                               (5,587)                 (8,207)               (4,133)
                                                                      -------------------------------------------------------
                                                                      $20,000                 $   863               $(5,902)
                                                                      -------------------------------------------------------
                                                                      -------------------------------------------------------
Income taxes (benefits)
  Current income taxes
    U.S. federal                                                      $ 5,638                 $(5,926)              $   132
    U.S. state                                                            (78)                     --                    27
    Canada                                                                168                  (1,123)               (1,300)
                                                                      -------------------------------------------------------
                                                                        5,728                  (7,049)               (1,141)
                                                                      -------------------------------------------------------
  Deferred income taxes
    U.S. federal                                                        1,453                   3,701                  (940)
    U.S. state                                                          1,565                     (84)                 (294)
    Canada                                                             (1,274)                 (2,116)                 (300)
                                                                      -------------------------------------------------------
                                                                        1,744                   1,501                (1,534)
                                                                      -------------------------------------------------------
                                                                       $7,472                 $(5,548)              $(2,675)
                                                                      -------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------

The company's effective income tax rate varied from the U.S. federal statutory income tax rate for the following reasons:


- -------------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS EXCEPT PERCENTAGES
                                                                                    1993                  1992           1991
U.S. federal statutory income tax rate                                    $7,000          35.0%          34.0%          (34.0)%
Partnership tax depreciation allocation                                   (1,320)         (6.6)        (500.2)           (9.2)
Reversal of excess tax reserves provided in prior
years                                                                       (395)         (2.0)        (182.5)             --
Foreign income (loss) at different rates                                     849           4.3           (9.3)           (5.3)
State income taxes, net of federal effect                                    967           4.8            4.3            (3.0)
Other items                                                                  371           1.9           10.8             6.2
                                                                      --------------------------------------------------------

Effective income tax rate                                                 $7,472          37.4%        (642.9)%         (45.3)%
                                                                      -------------------------------------------------------
                                                                      -------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------


The deferred tax liabilities and assets included in the consolidated balance sheets as of January 1, 1994, and January 2, 1993, computed under Statement No. 109 are comprised of the following:


- ------------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                                                          January 1, 1994     January 2, 1993
                                                                      -------------------------------------------------------
Tax in excess of book depreciation                                                               $(15,632)           $(11,022)
Other                                                                                              (1,154)               (697)
                                                                      -------------------------------------------------------
Total deferred tax liabilities                                                                    (16,786)            (11,719)
                                                                      -------------------------------------------------------

Accrued liabilities not yet deductible for tax purposes                                             6,538               5,972
Net operating loss carryforwards                                                                    5,220               3,278
Alternative minimum tax credit carryforward                                                         3,997               1,297
Other                                                                                               1,928                 796
                                                                      -------------------------------------------------------
Total deferred tax assets                                                                          17,683              11,343
Less valuation allowances                                                                          (2,045)             (1,252)
                                                                      -------------------------------------------------------
                                                                                                  $(1,148)            $(1,628)
                                                                      -------------------------------------------------------
                                                                      -------------------------------------------------------
Classified as
   Other (current assets)                                                                          $7,281              $3,905
   Deferred income taxes (long-term liabilities)                                                   (8,429)             (5,533)
                                                                      -------------------------------------------------------
                                                                                                  $(1,148)            $(1,628)
                                                                      -------------------------------------------------------
                                                                      -------------------------------------------------------


As of January 1, 1994, the Company had deferred tax assets of $5,220,000 arising from tax benefits to be realized from net operating losses available to offset future taxable income. For financial reporting purposes, the Company had valuation reserves and deferred tax credits available to recognize $3,992,000 of these benefits. The remaining $1,228,000 is applicable to losses of Canadian subsidiaries which expire beginning in 1998. The Company believes future taxable income in Canada will be adequate to realize these benefits as these Canadian subsidiaries are expected to regain their historical profitability under current forecasted conditions.
     The Company also had tax credits of $3,997,000 at January 1, 1994, available indefinitely to be used to the extent that future U.S. federal income taxes exceed alternative minimum taxes.
     The deferred portion of income taxes (benefits) included in the consolidated statements of income and computed under the accounting method required prior to Statement No. 109 for 1991 arises from the following timing differences:


- ------------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS                                                                                                   1991
                                                                      -------------------------------------------------------
Tax in excess of book depreciation                                                                                    $ 1,026

Restructuring and other one-time charges                                                                               (2,265)
Other, net                                                                                                               (295)
                                                                      -------------------------------------------------------
                                                                                                                      $(1,534)
- ------------------------------------------------------------------------------------------------------------------------------


6    RETIREMENT PLANS AND INCENTIVE BONUS PROGRAMS

Most of the company's employees are covered under defined contribution retirement plans and are also participants in the company's Employee Stock Ownership Plan (ESOP). Benefits under these plans are limited to each individual's fund balances.
     In September 1990, the ESOP borrowed $15 million at a 9 percent interest rate from the Company. This term loan matures on March 31, 2011, and has no prepayment penalties. Proceeds from the loan were used by the ESOP to purchase 1,269,842 shares of newly issued ESOP preferred stock from the Company. The ESOP preferred stock is described in Note 7.
     In connection with the above transactions, the Company has guaranteed that over the term of the loan, it will make sufficient contributions to the ESOP to allow the ESOP to repay the loan to the Company. This guarantee has been recorded as Guaranteed ESOP benefit in Stockholders' Equity. The company's annual contributions to the ESOP are based on a formula. The contributions, together with all dividends on the ESOP preferred shares, will be used by the ESOP to make the necessary interest payments and any principal prepayments. With each loan payment, a portion of the ESOP preferred stock is released and allocated to the employees' accounts in the ESOP. The Guaranteed ESOP benefit is amortized based on the shares allocated method of calculating expense. The annual expense associated with the ESOP was approximately $995,000 in 1993, $1,334,000 in 1992, and $602,000 in 1991.
     The Company matches certain contributions of participating associates to its retirement plans and in 1992 made additional contributions based on a formula. Contributions to these plans were approximately $8,617,000 in 1993, $6,436,000 in 1992, and $4,330,000 in 1991, of which approximately 57 percent, 64 percent, and 74 percent, respectively, resulted from company contributions made under the compensation reduction agreement provision of the plans.
     Substantially all of the company's officers and key employees participate in incentive bonus programs that are based on formulas or are discretionary. Amounts charged to income under the programs were approximately $2,824,000 in 1993, $1,748,000 in 1992, and $1,227,000 in 1991.

7    STOCKHOLDERS' EQUITY

At January 2, 1993, there were 40,000,000 shares of common stock ($1.00 par value) and 2,000,000 shares of preferred stock ($1.00 par value) authorized.
     In September 1990, the Company issued 1,269,842 shares of $1.00 par value ESOP preferred stock at $11.8125 per share (liquidation preference) to the ESOP. Each share of the ESOP preferred stock is convertible into the company's common stock at the higher of the liquidation preference or the fair market value of the underlying common stock. The Company has the option to satisfy any conversion in cash, common stock, or any combination thereof. The ESOP preferred stock has voting rights equal to one vote per share and is entitled to preferential dividends of $1.065 per share each year. The ESOP preferred stock is redeemable at the company's option in certain situations.
     On August 26, 1993, the company's Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend. On October 1, 1993, one share of common stock was issued for each share outstanding as of September 7, 1993. The stock split was recorded in accordance with the declaration whereby retained earnings was charged and common stock was credited with $6,612,094, representing the aggregate of the par value of the shares issued. All per share information included in these financial statements and notes is based on the increased number of shares of common stock after giving retroactive effect to the stock split.
     The company's Board of Directors on August 26, 1993, also authorized the retirement of 1,272,675 shares of treasury stock. The retirement of treasury stock was recorded in accordance with the authorization whereby retained earnings and common stock were charged $17,343,947 and $1,272,675, respectively, and treasury stock was credited with $18,616,622, representing the aggregate cost of the treasury stock. In September 1990, the company's Board of Directors authorized a program to repurchase up to $15,000,000 of its own stock at market price. At January 1, 1994, $2,935,000 of additional stock could be acquired under this program.
     In November 1993, the Company completed a public offering of 3,500,000 shares of common stock at $28.50 per share. The net proceeds of the stock offering after deducting applicable issuance costs and expenses were $94,450,000. The proceeds were used to repay $18,848,000 of short-term debt under line of credit arrangements. The balance of the proceeds will be used for other general corporate purposes, including the company's announced capacity expansion in its engineered lumber business, working capital, and acquisitions, which the Company reviews from time to time in the regular course of business.
     In 1989, the Company issued common stock purchase rights to each stockholder. These rights generally become exercisable 10 days following the public announcement of the acquisition by a person or group of 20 percent or more of the company's common stock or a tender offer being made for 30 percent or more of the common stock. With certain exceptions, if the Company is thereafter involved in a merger or other business combination, or more than 50 percent of the company's assets or earning power are sold, the rights permit each holder to purchase common stock of the acquiring company at 50 percent of its market value. If the rights are triggered and the Company is the surviving corporation in a merger, the rights permit holders, other than the person or group that triggered exercisability of the rights, to purchase shares of the company's common stock at a 50 percent discount from the then current market value. The rights, which expire in September 1999, are non-voting and may be redeemed by the Company at $.005 per right at any time until 10 days following the date the rights are triggered. Under certain circumstances, the Board of Directors may extend the redemption period beyond the 10 days, and may amend certain provisions of the rights plan. In connection with these rights, the Board of Directors has reserved for issuance the same number of shares as are outstanding at any point of time.

     The Company has five stock option plans in effect for officers and key associates. At January 1, 1994, 1,456,968 shares were reserved for issuance under these plans. Under the terms of these plans, which have been approved by the company's stockholders, incentive stock options may be issued at an exercise price of not less than the fair market value of the stock on date of grant and nonstatutory options may be issued at a $1.00 exercise price. The outstanding options and exercise prices are adjusted to reflect any stock splits, stock dividends, and the like. The incentive stock options become exercisable three years after date of grant, and, depending upon Board of Director determination at the time of grant, the nonstatutory options either become exercisable three years after date of grant or in 20 percent annual installments commencing five years after date of grant. All unexercised options expire 10 years after date of grant.
     At January 1, 1994, a total of 182,770 incentive stock options and 867,976 nonstatutory options were outstanding under the plans. The ability to grant options under the existing plans expires at various dates to February 2003.

Stock option transactions are summarized as follows: (after giving retroactive effect to the stock split):

- -------------------------------------------------------------------------------
                                         1993           1992           1991
                                    ----------------------------------------
Number of option shares
  Granted                             136,250        212,600        353,000
  Became exercisable                   79,981         83,858         65,010
  Exercised                           110,046        127,528        155,876
  Canceled                             15,412         25,734         35,192
  Outstanding at end of year        1,050,746      1,039,954        980,616
  Exercisable at end of year          149,547        179,612        224,018

Option price range (per share)
  Granted                               $ .50          $ .50          $ .50
  Exercised                          .25-9.38       .25-9.38       .25-9.38
  Outstanding at end of year         .25-9.38       .25-9.38       .25-9.38
- -------------------------------------------------------------------------------


For nonstatutory stock options, the excess of the fair market value over the exercise price on date of grant is accrued ratably as compensation expense from the date of grant to the exercisable date. No accounting entries are made for incentive stock options until they are exercised.

8    LEASES

Basic or minimum rental expenses for operating and month-to-month leases amounted to $5,540,000 in 1993, $5,511,000 in 1992, and $4,533,000 in 1991.
     The Company has various operating leases with initial or remaining terms of more than one year. These lease have minimum lease payment requirements of $4,359,000 in 1994, $3,294,000 in 1995, $2,432,000 in 1996, $2,036,000 in 1997,
and $1,521,000 in 1998. In addition to minimum rentals, certain mobile equipment lease agreements provide for usage charges and cost-of-living increases. Lease agreements related to real property have fixed payment terms based upon the lapse of time.
     Certain lease agreements provide the Company with the option to purchase the leased property at the end of the lease term at approximately fair market value. Additionally, certain lease agreements contain renewal options of up to three years with substantially the same terms.

9.   RELATED PARTY TRANSACTIONS

The Partnership sells to MacMillan Bloedel Building Materials (MBBM), a division of MB, on terms comparable to other Company distributors. Sales of MBBM were $104,376,000, $52,379,000, and $5,401,000 in 1993, 1992, and 1991, respectively.
Accounts receivable from MBBM at January 1, 1994, were $8,098,000, at January 2, 1993 were $1,859,000, and at December 28,1991, were $706,000. Amounts due from MBBM are included in receivables in the accompanying consolidated balance sheets.
     MB provides certain technological and research assistance and computer services support to the Partnership. Amounts incurred under this arrangement with MB were $1,223,000, $2,851,000, and $491,000 for 1993, 1992, and 1991,
respectively.
     Quarterly, the Partnership makes cash distributions to the partners in lieu of state and federal income taxes. Payments of $4,455,000 and $445,000 were made to MBA in 1993 and 1992, respectively.
     Certain employees who perform services for the Partnership at the former MB facilities remain on the payroll of MB. The Partnership Agreement provides the MB will be reimbursed for its actual payroll and related benefit costs relating to these employees. Payroll reimbursements to MB for 1993, 1992, and 1991 were $5,164,000, $4,539,000 and $2,638,000, respectively. MB also provides patent administration, computer services support, and engineering designs at the request of the Partnership. Amounts incurred under these arrangements were $91,000, $414,000, and $255,000 for 1993, 1992, and 1991, respectively. Total payables to MB and MBA for such services and tax distributions at January 1, 1994, January 2, 1993, and December 28, 1991, were $3,120,000, $1,519,000, and
$2,365,000, respectively.

     The Partnership Agreement provides that MB will make cash capital contributions to the Partnership, up to $19,000,000, to maintain its ownership percentage as its capital account was reduced for start-up losses allocated to MB. The Partnership received $13,083,000 related to 1992 and $5,917,000 related to 1991 pursuant to this provision of the agreement. Receivables from MB relating to this provision were $2,327,000 and $5,917,000 at January 2, 1993, and December 28, 1991, respectively.
     In accordance with the terms of the Partnership Agreement, all capital expenditures made by MBA subsequent to June 30, 1991, and through the completion of the construction of the Deerwood, Minnesota, TimberStand-TM- lumber manufacturing facility were payable by the Partnership. The liability of the Partnership was in the form of a note payable to MBA, which totaled $11,668,000 at December 28, 1991. On March 30, 1992, the Partnership paid MBA $12,229,000 of principal and $253,000 of interest. At January 2, 1993, the net of the amounts described above, except for the receivable from MBBM, is included in receivable from MacMillan Bloedel net in the accompanying consolidated balance sheets. At January 1, 1994, and December 28, 1991, the net amount is included in payable to MacMillan Bloedel, net.

10   GEOGRAPHIC INFORMATION

The primary business of the Company is the manufacture and marketing of specialty building products for buildings in the light-construction industry. More than 90 percent of the company's sales are derived from this activity.
     The Company operates primarily in two countries, the United States and Canada; the majority of all sales are made domestically in those countries. Geographic information about the company's operations for the three years ended January 1, 1994, is as follows:


- ------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                     UNITED STATES    CANADA   CONSOLIDATED
                                     ----------------------------------------
1993
  Sales to unaffilated customers          $462,738  $ 88,466       $551,204
  Income (loss) from operations             25,964    (3,277)        22,687
  Identifiable assets                      413,759    40,568        454,327
                                     ----------------------------------------

1992
  Sales to unaffiliated customers         $323,934  $ 76,546       $400,480
  Income (loss) from operations              9,493    (5,865)         3,628
  Identifiable assets                      299,253    45,793        345,046
                                     ----------------------------------------

1991
  Sales to unaffiliated customers         $233,968  $ 49,242       $283,210
  Loss from operations                        (376)   (3,885)        (4,261)
  Identifiable assets                      276,425    58,462        334,887


Certain products are transferred between the United States and Canada for further manufacture and marketing; these transfers between geographic areas totaled approximately $23,344,000 in 1993, $11,872,000 in 1992, and $5,873,000
in 1991. The transfer price is approximately the same price charged to similar customers.
- ------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the stockholders of TJ International, Inc.:

     We have audited the accompanying consolidated balance sheets of TJ International, Inc. (a Delaware corporation) and subsidiaries as of January 1, 1994, January 2, 1993, and December 28, 1991, and the related consolidated statements of income, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TJ International, Inc. and subsidiaries as of January 1, 1994, January 2, 1993, and December 28, 1991, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, effective December 29, 1991, the Company changed its method of accounting for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board.

                                   /S//Arthur Andersen & Co.

Boise, Idaho
February 16, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To TJ International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in TJ International, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Part IV, Item 14(a) (2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen & Co.
- ---------------------------------

Boise, Idaho
  February 16, 1994

                                                                      SCHEDULE V

                     TJ INTERNATIONAL, INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
   FOR THE YEARS ENDED DECEMBER 28, 1991, JANUARY 2, 1993 AND JANUARY 1, 1994


                                    BALANCE AT                                       BALANCE AT
                                    BEGINNING         ADDITIONS     RETIREMENTS         END
         CLASSIFICATION              OF YEAR         AT COST (A)     AND SALES        OF YEAR
- -----------------------------------------------------------------------------------------------------

DECEMBER 28, 1991:
Land                                 $3,761,002         $490,726         ($100)       $4,251,628
Buildings and leasehold
  improvements                       42,727,824       27,837,553        (3,309)       70,562,068
Machinery and equipment             122,077,878      116,405,893    (2,714,320)      235,769,451
                                   ------------     ------------    ----------      ------------
                                   $168,566,704     $144,734,172   ($2,717,729)     $310,583,147
                                   ------------     ------------    ----------      ------------
                                   ------------     ------------    ----------      ------------

JANUARY 2, 1993:
Land                                 $4,251,628         $962,707     ($102,743)       $5,111,592
Buildings and leasehold
  improvements                       70,562,068        5,509,608    (1,825,159)       74,246,517
Machinery and equipment             235,769,451       20,963,693    (5,687,412)      251,045,732
                                   ------------      -----------   -----------      ------------
                                   $310,583,147      $27,436,008   ($7,615,314)     $330,403,841
                                   ------------      -----------   -----------      ------------
                                   ------------      -----------   -----------      ------------

JANUARY 1, 1994:
Land                                 $5,111,592         $286,544            $0        $5,398,136
Buildings and leasehold
  improvements                       74,246,517        6,975,930       (40,865)       81,181,582
Machinery and equipment             251,045,732       26,471,224    (2,144,430)      275,372,526
                                   ------------      -----------   -----------      ------------
                                   $330,403,841      $33,733,698   ($2,185,295)     $361,952,244
                                   ------------      -----------   -----------      ------------
                                   ------------      -----------   -----------      ------------



(A)  SIGNIFICANT ADDITIONS FOR THE YEARS SHOWN:

1991 - Contribution of assets totalling $130,290,000 by Company's 49% partner upon formation on the Partnership on September 29, 1991; additional work on TimberStrand lumber facility in Deerwood, Minnesota.

1992 - Aquisition of Laflamme & Frere, Inc. located in St. Apollinaire, Quebec
       Canada.

1993 - Completion of I joist line at Natchitoches, Louisiana; land development cost and initial construction cost associated with the second TimberStrand lumber facility in Hazard, Kentucky.


NOTE: The methods used by the Company in computing the annual provision for depreciation and amortization of physical properties are discussed in
       Note 1 to Consolidated Financial Statements on page 35 of this Report.


                                                                   SCHEDULE VI

                     TJ INTERNATIONAL, INC. AND SUBSIDIARIES
             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
   FOR THE YEARS ENDED DECEMBER 28, 1991, JANUARY 2, 1993 AND JANUARY 1, 1994




                                                       ADDITIONS
                                     BALANCE AT         CHARGED                       BALANCE AT
                                     BEGINNING         TO COSTS      RETIREMENTS         END
CLASSIFICATION                        OF YEAR        AND EXPENSES     AND SALES        OF YEAR
- ------------------------------------------------------------------------------------------------
DECEMBER 28, 1991:
 Buildings and leasehold
  improvements                      $11,551,329       $1,843,006         ($689)      $13,393,646
 Machinery and equipment             56,884,860       13,081,232      (501,822)       69,464,270
                                    -----------      -----------     ----------      -----------
                                    $68,436,189      $14,924,238     ($502,511)      $82,857,916
                                    -----------      -----------     ----------      -----------
                                    -----------      -----------     ----------      -----------

JANUARY 2, 1993:
 Buildings and leasehold
  improvements                      $13,393,646       $3,219,890     ($625,487)      $15,988,049
 Machinery and equipment             69,464,270       17,584,297    (3,568,371)       83,480,196
                                    -----------      -----------   ------------      -----------
                                    $82,857,916      $20,804,187   ($4,193,858)      $99,468,245
                                    -----------      -----------   ------------      -----------
                                    -----------      -----------   ------------      -----------


JANUARY 1, 1994:
 Buildings and leasehold
  improvements                      $15,988,049       $4,242,404      ($14,596)      $20,215,857
 Machinery and equipment             83,480,196       18,357,404    (1,291,430)      100,546,170
                                    -----------      -----------   ------------    -------------
                                    $99,468,245      $22,599,808   ($1,306,026)     $120,762,027
                                    -----------      -----------   ------------     ------------
                                    -----------      -----------   ------------     ------------


                                                                 SCHEDULE IX

                     TJ INTERNATIONAL, INC. AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
   FOR THE YEARS ENDED DECEMBER 28, 1991, JANUARY 2, 1993 AND JANUARY 1, 1994




                                                                                      WEIGHTED
                                                        OUTSTANDING DURING YEAR       AVERAGE
                                                        -----------------------      INTEREST
CATEGORY OF AGGREGATE                BALANCE AT        MAXIMUM        AVERAGE        RATE DURING
SHORT-TERM BORROWINGS               END OF YEAR       AMOUNT (A)      AMOUNT (B)     THE YEAR (B)
- -------------------------------------------------------------------------------------------------

AMOUNTS PAYABLE TO BANKS (C):

Year ended December 28, 1991         $7,631,000      $10,878,000    $6,589,000              7.54%


Year ended January 2, 1993          $23,620,000      $40,584,000   $26,830,000              5.77%


Year ended January 1, 1994           $4,007,000      $44,351,000   $26,512,000              4.12%


(A)  At any month end during the year.

(B) Determined based on amounts outstanding for only those days for which there were amounts payable to a bank and applicable interest thereon.

(C) Any borrowings were pursuant to the Company's various short-term facilities. The terms of the short-term credit facilities available to the Company at January 1, 1994 are discussed in Note 3 to the Consolidated Financial Statements on page 37 of this Report.


