Form 10-Q
period 1994-04-02
TJ INTERNATIONAL INC
filed 1994-05-17
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.  20549


                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


For Quarter Ended April 2, 1994    Commission file number 0-7469
                  --------------                           ------



                             TJ INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              82-0250992
- - ------------------------------                               -------------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)



380 E. ParkCenter Boulevard
BOISE, IDAHO                                                               83706
- - ---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code                (208) 345-8500
                                                                  --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject
     to such filing requirements for the past 90 days.  Yes   X    No
                                                            -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     April 29, 1994.  16,800,794 shares of $1 par value common stock.

                             TJ INTERNATIONAL, INC.

                         PART I.  FINANCIAL INFORMATION



The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

The results of operations for the fiscal quarter ended April 2, 1994 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 1994.

                             TJ INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      (amounts in thousands)

                                                          April 2,           January 1,           April 3,
                                                           1994                1994                1993
                                                       --------------      --------------      --------------
Assets
  Current assets
    Cash and cash equivalents                              $30,319             $66,319             $   ---
    Marketable securities                                    7,004               7,004                 ---
    Receivables, less allowances of
      $502,000, $663,000 and $721,000                       39,443              45,709              44,288
    Inventories                                             75,574              53,081              52,399
    Other                                                   12,150              10,715               7,968
                                                       ------------        ------------        ------------
                                                           164,490             182,828             104,655

Property
  Property and equipment                                   382,769             361,952             336,295
  Less - accumulated depreciation                         (124,493)           (120,762)           (104,171)
                                                       ------------        ------------        ------------
                                                           258,276             241,190             232,124

Goodwill                                                    23,400              23,660              24,440
Other assets                                                 9,277               6,649               7,607
                                                       ------------        ------------        ------------
                                                          $455,443            $454,327            $368,826
                                                       ------------        ------------        ------------
                                                       ------------        ------------        ------------
Liabilities and stockholders' equity
  Current liabilities
    Notes payable                                           $1,160              $4,007             $43,816
    Current portion of long-term debt                        1,914               1,891               1,275
    Accounts payable                                        29,566              23,686              21,386
    Accrued liabilities                                     23,196              27,555              16,763
                                                       ------------        ------------        ------------
                                                            55,836              57,139              83,240

Long-term debt, excluding current portion                   30,350              30,877              32,906
Deferred income taxes                                        7,465               8,429               5,623
Other long-term liabilities                                 14,055              14,982              13,728

Minority interest in Partnership                           111,691             108,159             104,338

Stockholders' equity
  ESOP Convertible Preferred Stock, $1.00 par
    value, authorized 2,000,000 shares,
    issued 1,257,286, 1,259,308 and 631,521                 14,835              14,859              14,920
  Guaranteed ESOP benefit                                  (12,390)            (12,390)            (13,321)
  Common stock, $1.00 par value, authorized
    40,000,000 shares, issued
    16,796,318, 16,738,069 and 7,898,977                    16,796              16,738               7,899
  Paid-in capital                                          136,246             135,727              44,172
  Retained earnings                                         83,544              82,139              96,000
  Cumulative translation adjustments                        (2,985)             (2,332)               (820)
  Treasury stock, 1,345,163                                    ---                 ---             (19,858)
                                                       ------------        ------------        ------------
                                                           236,046             234,741             128,992
                                                       ------------        ------------        ------------
                                                          $455,443            $454,327            $368,826
                                                       ------------        ------------        ------------
                                                       ------------        ------------        ------------


                             TJ INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    (amounts in thousands
                                                    except per share figures)

                                                        For the fiscal
                                                        quarter ended
                                              ----------------------------------
                                                  April 2,           April 3,
                                                   1994               1993
                                              ---------------    ---------------
Sales                                             $135,048           $114,111
                                              ---------------    ---------------
Costs and expenses
   Cost of sales                                    99,328             95,150
   Selling expenses                                 15,613             14,462
   Administrative expenses                           8,198              7,111
                                              ---------------    ---------------
                                                   123,139            116,723
                                              ---------------    ---------------
Income (loss) from operations                       11,909             (2,612)

Investment income, net                                 541                 15

Interest expense                                       ---               (643)

Minority interest in Partnership                    (7,960)             1,095
                                              ---------------    ---------------
Income (loss) before income taxes                    4,490             (2,145)

Income tax (benefits)                                1,931             (1,572)
                                              ---------------    ---------------
Net income (loss)                                   $2,559              ($573)
                                              ---------------    ---------------
                                              ---------------    ---------------
Net income (loss) per common share
  Primary                                            $0.13             ($0.06)
                                              ---------------    ---------------
                                              ---------------    ---------------
  Fully Diluted                                      $0.13             ($0.06)
                                              ---------------    ---------------
                                              ---------------    ---------------

Dividends declared per common share                $0.0550            $0.0525
                                              ---------------    ---------------
                                              ---------------    ---------------
Weighted average number of common shares
 outstanding during the periods
   Primary                                          17,350             13,104
                                              ---------------    ---------------
                                              ---------------    ---------------
   Fully diluted                                    18,617             14,858
                                              ---------------    ---------------
                                              ---------------    ---------------



                             TJ INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE FISCAL QUARTER ENDED
                         APRIL 2, 1994 and APRIL 3, 1993
                                   (Unaudited)







                                                                      (amounts in thousands)

                                                                   April                  April
                                                                  2, 1994                3, 1993
                                                               -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $        2,559         $         (573)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                   6,898                  5,449
      Minority interest in partnership                                7,960                 (1,095)
      Other, net                                                        ---                     50
   Change in working capital items:
      Receivables                                                     6,266                (17,076)
      Inventories                                                   (22,493)                (8,162)
      Other current assets                                           (2,999)                (1,013)
      Accounts payable and accrued liabilities                          415                  5,556
   Other, net                                                        (2,725)                   558
                                                               -------------          -------------
                                                             $       (4,119)        $      (16,306)
Net cash used in operationg activities                         -------------          -------------
                                                               -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                      $      (26,868)        $       (6,210)
   Other, net                                                           926                    586
                                                               -------------          -------------
   Net cash used in investing activities                     $      (25,942)        $       (5,624)
                                                               -------------          -------------
                                                               -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid on common stock                       $         (921)        $         (688)
   Minority partner capital contributions                               ---                  2,327
   Minority partner tax distributions                                (2,231)                   ---
   Net (repayments) borrowings under lines of credit                 (2,847)                20,196
   Principal payments of long-term debt                                (200)                  (150)
   Other, net                                                           260                     35
                                                               -------------          -------------
   Net cash provided by financing
      activities                                             $       (5,939)        $       21,720
                                                               -------------          -------------
                                                               -------------          -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS
   Net decrease in cash and cash
      equivalents                                            $      (36,000)        $         (210)

   Cash and cash equivalents at beginning of year                    66,319                    210
                                                               -------------          -------------

   Cash and cash equivalents at end of period                $       30,319         $            0
                                                               -------------          -------------
                                                               -------------          -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (received) during the period for:
      Interest, net of amounts capitalized                   $          327         $          449
      Income taxes (refunds), net                                     1,166                   (463)


                             TJ INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


INVENTORIES

Inventories consisted of the following:
                                                (amounts in thousands)

                                        April 2,       Jan. 1,        April 3,
                                          1994          1994            1993
                                        --------       -------        --------
     Finished goods                     $39,266        $23,831        $20,638
     Raw materials and
       work-in-progress                  40,673         33,243         34,424
                                        -------        -------        -------
                                         79,939         57,074         55,062
     Reduction to LIFO cost              (4,365)        (3,993)        (2,663)
                                        -------        -------        -------
                                        $75,574        $53,081        $52,399
                                        -------        -------        -------
                                        -------        -------        -------


The determination of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on the company's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many forces beyond the company's control, interim results could possibly be affected by the final year-end LIFO inventory valuation.

RECLASSIFICATIONS:

Certain reclassifications have been made, none of which affected net loss, to conform prior year's information to the current year's presentation.


NET INCOME PER COMMON SHARE

Primary net income (loss) per common share is based on net income (loss) adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents and to the 1993 two-for-one stock split. Fully diluted net income per common share assumes conversion of the ESOP convertible preferred stock into common stock at the date of issuance.

Primary net income (loss) and fully diluted net income (loss) was calculated as follows:


                                           For the fiscal
                                           quarter ended
                                        --------------------
                                        April 2,    April 3,
                                          1994        1993
                                        --------------------
PRIMARY NET INCOME (LOSS)

Net income (loss) as
   reported                             $ 2,559     $  (573)

Preferred stock dividends, net
   of related tax benefits                 (233)       (223)
                                        -------     -------

Primary net income (loss)               $ 2,326     $  (796)
                                        -------     -------
                                        -------     -------

FULLY DILUTED NET INCOME (LOSS)

Net income (loss) as
   reported                             $ 2,559     $  (573)

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                    (180)       (168)
                                        -------     -------

Fully diluted net income (loss)         $ 2,379     $  (741)
                                        -------     -------
                                        -------     -------




Fully diluted net income (loss) per share at April 3, 1993, is the same as primary net income (loss) per share since the effect of the assumed conversion of the preferred stock is anti-dilutive.

                             TJ INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   FOR THE FISCAL QUARTER ENDED APRIL 2, 1994


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The company's sales by quarter during the current year and for the preceding four years are as follows:



                                SALES BY QUARTER
                             (Amounts in thousands)

QUARTER        1994        1993      1992      1991      1990
- - -------      --------    --------  --------  --------  --------
First        $135,048    $114,111  $ 75,561  $ 45,330  $ 74,370
Second       --------     139,639   111,024    79,679    98,185
Third        --------     152,729   113,512    84,838    89,930
Fourth                    144,725   100,383    73,363    64,987
                         --------  --------  --------  --------
                         $551,204  $400,480  $283,210  $327,472
                         --------  --------  --------  --------
                         --------  --------  --------  --------


FIRST QUARTER OF 1994 COMPARED WITH THE FIRST QUARTER OF 1993

Sales for the first quarter 1994 increased by $20.9 million or 18% from the same period last year. As a result of higher gross margins, the Company posted an operating profit for the current quarter of $11.9 million compared with a loss from operations of $2.6 million for the first quarter of 1993. These results were achieved despite falling prices for commodity lumber, against which the company's engineered lumber competes, and exceptionally harsh winter weather that brought record snowfalls and a severe slow down in construction across the eastern portions of the United States and Canada.

The growth in sales and operating profit came from the company's engineered lumber products. Sales of these products in the first quarter increased 26% to $118.2 million from the sales in the first quarter of 1993. Growing acceptance of the company's engineered lumber products as a substitute for commodity sawn lumber was the primary factor behind the increased sales.

The company's window and door products were significantly affected by severe winter conditions in its key market areas of Eastern Canada, the upper Mid-West and the Ohio River Valley. Sales of these products were $16.8 million, a decrease of 16% from the first quarter of 1993. A window component cutstock facility in Redding, California, was sold in March consistent with a raw material procurement strategy designed to minimize dependence on Western ponderosa pine. Window and door products were not profitable in the first quarter. However, losses were incurred in approximately the same amount as the first quarter of 1993 (excluding the results of the divested Redding cutstock plant) despite lower sales and production volumes.

Gross operating margins as a percent of sales were 26.4% compared to 16.6% for the first quarter of 1993. The higher margins were achieved primarily through improved pricing for the engineered lumber products. In the first quarter of 1993, the Company decided to honor committed prices in its existing dealer order files. Although prices were repeatedly raised throughout the first quarter of 1993, the outstanding quoted invoice prices lagged the current raw material price increases and margins were compressed. The company's current pricing policy allows more timely adjustment to prices during periods of rapidly changing raw material costs.

Also contributing to the gross margin improvement was the progress made in the first quarter of 1994 toward commercializing our newest engineered lumber technology, TimberStrand-R- laminated strand lumber. This product is currently produced at a plant in Deerwood, Minnesota. Despite a heavy agenda of testing and process refinements, the plant achieved significantly improved manufacturing efficiencies. Combined with higher sales, this enabled the TimberStrand-R-laminated strand lumber operation to be profitable at the manufacturing level for the quarter and to make a positive contribution to fixed corporate costs. In the first quarter of 1993, TimberStrand-R- laminated strand lumber products were not profitable at the manufacturing level.

While a great deal of work remains before TimberStrand-R- laminated strand lumber can be considered a proven technology or commercial success, the Company continues to believe this proprietary technology will contribute to sales and earnings in the future.

Selling expenses increased $1.2 million but decreased as a percent of sales. The percentage decrease was primarily a result of the leverage in the existing sales and distribution network which has the capacity to handle volume increases with the current infrastructure. This was offset somewhat by an increase in the Company's advertising expenditures which is part of the effort to develop a brand identification for the Company's engineered lumber products and framing system.

Administrative expenses increased $1.1 in absolute dollars but dropped as a percentage of sales, reflecting the impact of spreading largely fixed costs over a higher sales base. This was offset somewhat by the company's expenditures on information systems aimed at improving order management, inventory management, and manufacturing production and scheduling processes.

The Minority interest in Partnership represents the contractual allocation of 49% of the engineered lumber product profits to the company's joint venture partner MacMillan Bloedel. This compares to 1993's first quarter allocation of 70% of the TimberStrand-R- laminated strand lumber start-up losses and 33% of the remaining partnership profits to MacMillan Bloedel.

LIQUIDITY AND CAPITAL RESOURCES

APRIL 2, 1994, COMPARED TO JANUARY 1, 1994

Working capital decreased $17.0 million during the three months ended April 2, 1994. Cash was used to fund capital expenditures and dividend payments. Inventories were higher because of the increased level of operations at the end of the first quarter and planned effort to build inventory during the seasonably slow winter months to have adequate product available during the spring and summer building season.

APRIL 2, 1994, COMPARED TO APRIL 3, 1993

Working capital increased by $87.3 million to $108.7 million at April 2, 1994, from $21.4 million at April 3, 1993. This increase was primarily the result of the company's sale of 3,500,000 common shares in November 1993. Cash used by operating activities was $4.1 million the first quarter of 1994. Capital expenditures were $26.9 million for the quarter and related primarily to the construction of the second TimberStrand-R- laminated strand lumber plant in Hazard, Kentucky.

The Company entered into a $75 million Revolving Credit Facility (the Credit Facility) on October 12, 1993, provided by a syndicate of banks. The Credit Facility includes various customary financial covenants. These include a limitation on indebtedness equal to 50 percent of total capitalization (including Minority Interest in Partnership) and requirements to maintain (i) a minimum net worth, and (ii) ratios of cash flow compared to indebtedness and debt service. The Company initially used borrowings under the Credit Facility to pay $13.6 million of the company's short-term notes payable. Upon completion of the common stock offering, the Company paid all amounts outstanding under the Credit Facility. Short-term debt at the end of the first quarter is related to lines of credit used primarily for cash management purposes.

The company's Board of Directors has approved a two-year capital expansion program. Pursuant to the capital expansion program, the Company intends to construct a plant near Hazard, Kentucky, that will manufacture TimberStrand-R-laminated strand lumber products. Construction commenced in the fall of 1993 with an expected cost of $100 million. The capital expansion program also provides for capital expenditures of approximately $25 million to expand capacity at its existing Microllam-TM- laminated veneer lumber and Parallam-R-parallel strand lumber facilities. In addition, the company's Board of Directors has approved construction of a plant that will manufacture both Microllam-TM-laminated veneer lumber and Parallam-R- parallel strand lumber near Buckhannon, West Virginia, at an expected cost of $85 million. The Company is evaluating potential sites for a third TimberStrand-R- laminated strand lumber plant, or an additional combination LVL and PSL plant, but has not determined whether or when to proceed with that plant.

MacMillan Bloedel's Board of Directors has authorized a $49 million capital contribution to the Partnership to help fund the capacity expansion program. The Company expects the contribution to be made as the Partnership experiences negative cash flow resulting from expenditures for capital expansion over the next six to nine months. The first of these cash contributions was received

April 4, 1994 and totaled $12.9 million. However, there is no provision in the Partnership Agreement, or in any other agreement requiring the partners to contribute funds.

The Company believes that cash generated from operations, borrowings under the Credit Facility, net proceeds from the stock offering, and the $49 million contribution authorized by MacMillan Bloedel will be sufficient to meet the company's working capital needs and capital expansion program approved by the Board of Directors. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund capital requirements as they arise, or to fund an acquisition.

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




Microllam-TM- is a trademark of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

Parallam-R- and TimberStrand-R- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

                             TJ INTERNATIONAL, INC.
                                     PART II
                                OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended April 2, 1994.

                              TJ INTERNATIONAL INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TJ INTERNATIONAL, INC.


                                   /s/ Valerie A. Heusinkveld
                                   -------------------------------
                                   Valerie A. Heusinkveld
                                   Vice President, Finance & Chief
                                      Financial Officer


Date:  May 17, 1994