Form 10-Q
period 1994-07-02
TJ INTERNATIONAL INC
filed 1994-08-16
CIK 99974

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   Form 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.


For Quarter Ended July 2, 1994            Commission file number 0-7469
- - ------------------------------            ------------------------------


                            TJ INTERNATIONAL, INC.
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)



DELAWARE                                                           82-0250992
- - -----------------------------                             -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification No.)



380 E. ParkCenter Boulevard
BOISE, IDAHO                                                            83706
- - ----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code             (208) 345-8500
                                                               --------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
      requirements for the past 90 days.  Yes   X   No
                                              ----     ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      July 29, 1994.  16,876,705 shares of $1 par value common stock.
      ----------------------------------------------------------------

                                          EXHIBIT INDEX ON PAGE 16

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

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

                             TJ INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   (AMOUNTS IN THOUSANDS)
                                                                             JULY 2,     JANUARY 1,      JULY 3,
                                                                              1994          1994          1993
                                                                           -----------  ------------  ------------
ASSETS
  Current assets
    Cash and cash equivalents............................................  $    50,849   $   66,319   $        239
    Marketable securities................................................        9,139        7,004             --
    Receivables, less allowances of $752,000, $663,000 and $680,000......       47,226       45,709         35,206
    Inventories..........................................................       68,015       53,081         56,602
    Other................................................................       11,322       10,715          8,506
                                                                           -----------  ------------  ------------
                                                                               186,551      182,828        100,553

  Property
    Property and equipment...............................................      416,774      361,952        343,844
    Less -- accumulated depreciation.....................................     (131,078)    (120,762)      (109,384)
                                                                           -----------  ------------  ------------
                                                                               285,696      241,190        234,460

  Goodwill...............................................................       23,140       23,660         24,180
  Unexpended bond funds..................................................       42,630           --             --
  Other assets...........................................................       10,938        6,649          7,461
                                                                           -----------  ------------  ------------
                                                                           $   548,955   $  454,327   $    366,654
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Notes payable........................................................  $     1,278   $    4,007   $     40,672
    Current portion of long-term debt....................................        1,701        1,891          1,316
    Accounts payable.....................................................       32,688       23,686         19,021
    Accrued liabilities..................................................       24,078       27,555         18,602
                                                                           -----------  ------------  ------------
                                                                                59,745       57,139         79,611
  Long-term debt, excluding current portion...............................      88,571       30,877         32,310
  Deferred income taxes..................................................        7,361        8,429          3,034
  Other long-term liabilities............................................       13,449       14,982         13,139

  Minority interest in Partnership.......................................      137,428      108,159        105,511

  Stockholders' equity
    ESOP Convertible Preferred Stock, $1.00 par value, authorized
     10,000,000 shares, issued 1,254,735, 1,259,308 and 630,992..........       14,835       14,859         14,907
    Guaranteed ESOP benefit..............................................      (11,460)     (12,390)       (13,321)
    Common stock, $1.00 par value, authorized 200,000,000 shares, issued
     16,872,055, 16,738,069 and 7,896,085................................       16,872       16,738          7,896
    Paid-in capital......................................................      137,124      135,727         44,235
    Retained earnings....................................................       88,106       82,139         99,357
    Cumulative translation adjustments...................................       (3,076)      (2,332)        (1,184)
    Treasury stock, 1,287,439 shares, at cost............................           --           --        (18,841)
                                                                           -----------  ------------  ------------
                                                                               242,401      234,741        133,049
                                                                           -----------  ------------  ------------
                                                                           $   548,955   $  454,327   $    366,654
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

                             TJ INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                              (AMOUNTS IN THOUSANDS
                                                                            EXCEPT PER SHARE FIGURES)
                                                                      FOR THE FISCAL           FOR THE TWO
                                                                       QUARTER ENDED       FISCAL QUARTERS ENDED
                                                                ------------------------  ------------------------
                                                                  JULY 2,      JULY 3,      JULY 2,      JULY 3,
                                                                   1994         1993         1994         1993
                                                                -----------  -----------  -----------  -----------
Sales.........................................................  $   163,484  $   139,639  $   298,532  $   253,750
                                                                -----------  -----------  -----------  -----------
Costs and expenses
  Cost of sales...............................................      122,763      106,335      222,091      201,485
  Selling expenses............................................       15,117       15,008       30,730       29,470
  Administrative expenses.....................................        7,937        8,451       16,135       15,562
                                                                -----------  -----------  -----------  -----------
                                                                    145,817      129,794      268,956      246,517
                                                                -----------  -----------  -----------  -----------
Income from operations........................................       17,667        9,845       29,576        7,233

Investment income, net........................................          383            1          924           16

Interest expense..............................................            0         (980)           0       (1,623)

Minority interest in Partnership..............................       (8,950)      (2,882)     (16,910)      (1,787)
                                                                -----------  -----------  -----------  -----------
Income before income taxes....................................        9,100        5,984       13,590        3,839

Income taxes..................................................        3,378        1,722        5,309          150
                                                                -----------  -----------  -----------  -----------
Net income....................................................        5,722        4,262        8,281        3,689
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Net income per common share
  Primary.....................................................        $0.32        $0.30        $0.45        $0.24
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
  Fully Diluted...............................................        $0.30        $0.27        $0.43        $0.22
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

Dividends declared per common share...........................      $0.0550      $0.0525      $0.1100      $0.1050
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

Weighted average number of common shares outstanding during
 the periods
  Primary.....................................................                                 17,341       13,610
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Fully Diluted...............................................                                 18,599       14,916
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                             TJ INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE TWO FISCAL QUARTER ENDED
                         JULY 2, 1994 AND JULY 3, 1993
                                  (UNAUDITED)

                                                                                      (AMOUNTS IN THOUSANDS)
                                                                                       JULY 2,      JULY 3,
                                                                                        1994         1993
                                                                                     ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................................................  $      8,281  $    3,689
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................................        13,765      11,375
    Minority interest in partnership...............................................        16,910       1,787
    Other, net.....................................................................            57          99
  Change in working capital items:
    Receivables....................................................................        (1,517)    (10,724)
    Inventories....................................................................       (14,934)    (12,365)
    Other current assets...........................................................        (1,075)     (1,551)
    Accounts payable and accrued liabilities.......................................         4,827       3,529
  Other, net.......................................................................        (2,622)      1,317
                                                                                     ------------  ----------
  Net cash used in operating activities............................................  $     23,692  $   (2,844)
                                                                                     ------------  ----------
                                                                                     ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.............................................................  $    (61,913) $  (14,769)
  Marketable securities............................................................        (2,135)         --
  Increase in unexpended bond funds................................................       (42,630)         --
  Other, net.......................................................................          (161)        554
                                                                                     ------------  ----------
  Net cash used in investing activities............................................  $   (106,839) $  (14,215)
                                                                                     ------------  ----------
                                                                                     ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock..............................................  $     (1,844) $   (1,375)
  Minority partner capital contributions...........................................        20,433       2,327
  Minority partner tax distributions...............................................        (5,437)       (381)
  Proceeds from issuance of long-term debt.........................................        58,500          --
  Net (repayments) borrowings under lines of credit................................        (2,729)     17,052
  Principal payments of long-term debt.............................................          (702)       (674)
  Other, net.......................................................................          (544)        139
                                                                                     ------------  ----------
  Net cash provided by financing activities........................................  $     67,677  $   17,088
                                                                                     ------------  ----------
                                                                                     ------------  ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and cash equivalents.............................  $    (15,470) $       29

  Cash and cash equivalents at beginning of year...................................        66,319         210
                                                                                     ------------  ----------

  Cash and cash equivalents at end of period.......................................  $     50,849  $      239
                                                                                     ------------  ----------
                                                                                     ------------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest, net of amounts capitalized...........................................  $      1,206  $    1,537
    Income taxes (refunds), net....................................................  $      5,300  $   (1,436)

                           TJ INTERNATIONAL,   INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
                                  (Unaudited)

INVENTORIES

Inventories consisted of the following:

                                            (amounts in thousands)
                                      July 2,      Jan. 1,     July 3,
                                        1994         1994        1993
                                      ------        -----      ------
        Finished goods                $32,364      $23,831     $24,170
        Raw materials and
          work-in-progress             39,869       33,243      35,720
                                      -------      -------     -------
                                       72,233       57,074      59,890
        Reduction to LIFO cost         (4,218)      (3,993)     (3,288)
                                      -------      -------     -------

                                      $68,015      $53,081     $56,602
                                      -------      -------     -------
                                      -------      -------     -------


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

RECLASSIFICATIONS

Certain reclassifications have been made, none of which affected net income, to conform prior years information to the current year's presentation.

NET INCOME PER COMMON SHARE

Primary net income per common share is based on net income adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents and to the 1993 two-for-one stock split. Fully diluted net income per common share assumes conversion of the ESOP convertible preferred stock into common stock at the beginning of the year.

Primary net income and fully diluted net income were calculated as follows:

                                   For the fiscal        For the two fiscal
                                   quarter ended            quarters ended
                                 -------------------     -------------------
                                 July 2,     July 3,     July 2,    July 3,
                                   1994        1993        1994       1993
                                 -------     --------    --------   --------
PRIMARY NET INCOME

Net income as reported           $ 5,722     $ 4,262     $ 8,281    $ 3,689

Preferred stock dividends,
  net of related tax benefits       (233)       (223)       (466)      (446)
                                 -------     -------     -------    -------
Primary net income               $ 5,489     $ 4,039     $ 7,815    $ 3,243
                                 -------     -------     -------    -------
                                 -------     -------     -------    -------


FULLY DILUTED NET INCOME

Net income as reported           $ 5,722     $ 4,262     $ 8,281    $ 3,689

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits             (181)       (178)       (361)      (346)
                                 -------     -------     -------    -------
Fully diluted net income         $ 5,541     $ 4,084     $ 7,920    $ 3,343
                                 -------     -------     -------    -------
                                 -------     -------     -------    -------


                            TJ INTERNATIONAL,  INC.
                     MANAGEMENT'S  DISCUSSION AND ANALYSIS
                   FOR THE FISCAL QUARTER ENDED JULY 2, 1994


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                                   SALES BY QUARTER
                                   -----------------
                                 (AMOUNTS IN THOUSANDS)
                                 ----------------------
Quarter        1994                1993        1992        1991       1990
- - -------      --------            --------    --------    --------   ---------
First        $135,048            $114,111    $ 75,561    $ 45,330   $ 74,370
Second        163,484             139,639     111,024      79,679     98,185
             ========
Third                             152,729     113,512      84,838     89,930
Fourth                            144,725     100,383      73,363     64,987
                                 --------    --------    --------   --------
                                 $551,204    $400,480    $283,210   $327,472
                                 ========    ========    ========   ========


GENERAL

The company's operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the general economy, consumer confidence, credit availability, and interest rates. The seasonality of this industry, which is particularly pronounced in the colder climates of Canada and the northern United States, has an especially significant impact on the company's window operations as they are predominantly located in northern climates. As a result of this seasonal pattern, the company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

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

No other company possesses the range of engineered lumber products, the levels of service and technical support, nor the second generation technologies of

TimberStrand-R- laminated strand lumber (LSL) or Parallam-R- parallel strand lumber (PSL). However, a number of companies, including several large forest products companies, now produce look-alike wood I-joist products and laminated veneer lumber (LVL) products and have announced capacity expansions. These look-alike products are manufactured using processes similar to the company's oldest generation technologies. The Company believes its system of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber. While competition helps expand the market for engineered wood products, including those manufactured by the Company, it may also make the existing markets more price competitive. It is likely these trends of increased competition in engineered lumber products will continue for the foreseeable future.

The Company's window and door products compete in the market place by striving to provide reliable product quality and high levels of personal service through locally tailored distribution channels. Competition comes from numerous businesses ranging from small local concerns, to large nationally prominent businesses. In the wood window and door portion of the industry, three companies are especially significant, Andersen Corporation, Rolscreen Company and Marvin Windows. Each of these companies has greater brand awareness than the Company's window products.

SECOND QUARTER OF 1994 COMPARED WITH THE SECOND QUARTER OF 1993

Sales for the second quarter increased by $23.8 million or 17% from the same period last year. Income from operations increased 79% to $17.7 million, compared to $9.8 million for last year's second quarter. The bulk of the improvement in operating results can be attributed to growth in market penetration and margin expansion for engineered lumber products.

Prices for wide dimension lumber trended in an extremely atypical pattern, decreasing in price levels from the first to second quarter. In response to this decline, the Company offered buying incentives and price reductions from the first quarter 1994 levels. The market remained soft through the second quarter as customers worked down their inventories accumulated during the first quarter. However, broadened product offerings, intensified marketing efforts and the increasing acceptance of the Company's environmentally sensitive, high-quality engineered lumber combined to boost the Company's market penetration.

The improvement in sales was broad-based, encompassing all residential product lines and all major geographical market areas except for Eastern Canada. Engineered lumber products sales increased 21% to $128.9 million. Window product sales increased 15% to $34.7 million. For comparison purposes, 1993 window sales exclude $2.6 million of cutstock sales to third parties in 1993 from the Redding facility which was sold in the first quarter of 1994. The TimberStrand-R- LSL product experienced significant improvements in market acceptance, compared to the sales levels during the second quarter of 1993. Several new products were introduced into test markets at the end of the second quarter of 1994.

Gross operating margins as a percent of sales were 24.9% compared to 23.9% for the second quarter of 1993.

Selling expenses increased slightly in absolute dollar terms, but decreased from 10.7% to 9.2% as a percent of sales. The decrease was primarily a result of the leverage in the existing sales and distribution network which has the capacity to handle significant volume increases with the current in-place infrastructure combined with a reduction in window product selling expenses.

Administrative expenses decreased in absolute dollar terms and as a percentage of sales. The decreased dollar amount is reflective primarily of the timing of expenditures.

The change in the minority interest in Partnership from $2.9 million during the second quarter of 1993 to $8.9 million for the second quarter of 1994 reflects the dynamics of three events. First, the contractual agreement is to allocate 49% of the Partnership's net income to MacMillan Bloedel in 1994 compared to a 33% allocation in 1993. The second factor affecting minority interest is the improvement in the TimberStrand-R- LSL operations. In the second quarter of 1993, 70% of the operations loss was allocated to MB. In the second quarter of 1994, the TimberStrand-R- operations were profitable at the manufacturing level despite a fire in the plant during the middle of June. Finally, the improved profitability of engineered lumber products increased the amount allocated to MB.

FIRST TWO QUARTERS OF 1994 COMPARED WITH THE FIRST TWO QUARTERS OF 1993

Sales for the first two quarters of 1994 increased by $44.8 million or 18% from the same period last year. Income from operations increased to $29.6 million from $7.2 million last year.

Engineered lumber product sales increased by 23% while window product sales decreased by 3% from the comparable period last year.

Gross operating margins as a percent of sales were 25.6% compared to 20.6% for the first half of 1993. Window products continued lack of profitability in the first half of 1994 has been disappointing. Losses were incurred due to the severity of the 1994 winter and resulting lack of activity in construction, combined with a very competitive pricing environment in Eastern Canada.

Both selling and administrative expenses increased in absolute dollar terms but decreased as a percent of sales. These six-month comparisons paralleled the second quarter comparisons discussed earlier.

Order files are higher at the end of June 1994, than they were at the end of June 1993. Customers continue to order on a "just-in-time" basis as they attempt to avoid the build-up of inventory due to a perception of uncertainty in the housing market. However, as wholesalers and dealers find their inventory depleted, rates of order intake were steadily improving at quarter end.

 LIQUIDITY  AND CAPITAL  RESOURCES

JULY 2, 1994, COMPARED TO JANUARY 1, 1994

Working capital increased $1.1 million during the six months ended July 2, 1994. Cash was used to fund capital expenditures and dividend payments. Inventories were higher because of the increased level of operations at the end of the second quarter and planned effort to build inventory to have adequate product available during the summer building season.

JULY 2, 1994, COMPARED TO JULY 3, 1993

Working capital increased by $105.9 million to $126.8 million at July 2, 1994, from $20.9 million at July 3, 1993. This increase was primarily the result of the company's sale of 3,500,000 common shares in November 1993. Cash provided by operating activities was $23.7 million the first six months of 1994. Capital expenditures were $61.9 million and related primarily to the construction of additional engineered lumber capacity.

The company's Board of Directors has approved a capacity expansion program which includes construction of a plant near Hazard, Kentucky, that will manufacture TimberStrand-TM- laminated strand lumber products. Construction commenced in the fall of 1993 with an expected cost of just over $100 million. In addition, the company's Board of Directors has approved construction of a plant that will manufacture both Microllam-R- laminated veneer lumber and Parallam-R- parallel strand lumber near Buchanan, West Virginia, at an expected cost of $85 million. Construction commenced in the second quarter of 1994.
The Company is evaluating potential sites for a third TimberStrand-R- laminated strand lumber plant, or an additional combination LVL and PSL plant, but has not determined whether or when to proceed with that plant.

During the second quarter of 1994, the company issued $43.5 million of industrial revenue bonds to finance construction of the Hazard, Kentucky TimberStrand-R- LSL plant. The bonds are due in a single maturity in 2024 with interest payable semi-annually at 7%. Proceeds from this bond issue are recorded as unexpended bond funds.

MacMillan Bloedel's Board of Directors has authorized a $49 million capital contribution to the Partnership in light of the capacity expansion program. The Company expects the contribution to be made as the Partnership experiences negative cash flow resulting from expenditures for capital expansion over the next six to nine months. Cash contributions received through July 2, 1994 totaled $20.4 million. However, there is no provision in the Partnership Agreement, or in any other agreement requiring the partners to contribute funds.

The Company believes that cash generated from operations, borrowings under a $75 million Revolving Credit Facility, net proceeds from the stock offering, proceeds from the Kentucky industrial revenue bonds, and the $49 million contribution authorized by MacMillan Bloedel will be sufficient to meet the company's working capital needs and capital expansion program approved by the Board of Directors. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund capital requirements as they arise, or to fund an acquisition.

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













Microllam-TM- is a trademark of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

Parallam-TM- and TimberStrand-R- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

                            TJ INTERNATIONAL,  INC.
                                    PART II
                               OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          At the Company's May 25, 1994 annual meeting of stockholders, the following matters were voted upon and approved by the stockholders as indicated:

                                                                        Votes Cast
                                                                       --------------------------
                                                                       Against or
                   Description                             For          Withheld     Abstentions
           ------------------------------------------  ------------     ----------   ------------
           1)  To elect as directors the following
              individuals:

               For terms expiring at the 1997
               annual meeting
               -------------------------------
               J.L. Scott                              13,745,870.6     66,770.0     231,220.0
               Harold E. Thomas                        13,632,716.6     65,094.0     231,220.0
               J. Robert Tullis                        13,738,112.6     70,685.0     231,220.0
               William J. White                        13,607,756.6     88,093.0     231,220.0

           2)  To approve amendment of the Company's
               Certificate of Incorporation to
               increase the number of authorized
               shares of Common Stock from
               40,000,000 to 200,000,000 shares and
               Preferred Stock from 2,000,000 to
               10,000,000 shares.                       9,151,817.6  2,373,165.0     368,123.0

           3)  To ratify the appointment of Arthur
               Andersen & Co. as the Company's
               independent accountants for the year
               ended December 31, 1994                 13,844,049.6     36,898.0      77,126.0


Item 5.   OTHER INFORMATION

          SOLID WASTE DISPOSAL REVENUE BOND FINANCING - On June 29, 1994, the Company announced that it had completed, in conjunction with the County of Perry, Kentucky, an offering of $43.5 million of Solid Waste Disposal Revenue Bonds (TJ International Project) Series 1994. The proceeds of the tax-exempt Bonds are being loaned to the Company to finance a portion of the construction of the Company's East Kentucky TimberStrand-R- LSL Plant, located near Hazard, Kentucky. Construction of the facility commenced in the fall of 1993 with initial production expected in 1995.

          The Bonds are dated as of June 1, 1994, and have a 30-year maturity, bearing interest at 7 percent. The Bonds represent a general, unsecured obligation of the Company. Payment of principal and interest on the Bonds has been unconditionally guaranteed by Trus Joist MacMillan a Limited Partnership.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Filed as an exhibit to this report is the following:

               1.) A copy of the Certificate of Amendment of Certificate of Incorporation, dated July 29, 1994, to increase the number of authorized shares of Common Stock and Preferred Stock, which is a subject in Item 4 of this report.

               2.) A copy of the Loan Agreement, Trust Indenture and Guaranty pertaining to the Solid Waste Disposal Revenue Bonds issued to help finance construction of a TimberStrand-R- LSL plant near Hazard, Kentucky, which is the subject in Item 5 of this report.

          (b) No reports on Form 8-K were filed during the quarter ended July 2, 1994.

                             TJ INTERNATIONAL INC.
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TJ INTERNATIONAL, INC.

                             /s/ Valerie A. Heusinkveld
                             --------------------------
                             Valerie A. Heusinkveld
                             Vice President, Finance & Chief
                             Financial Officer

Date:  August 16, 1994

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C.  20549

                             EXHIBITS TO FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

   For the fiscal quarter ended July 2, 1994  Commission File Number 0-7469

                            TJ INTERNATIONAL,  INC.

                                EXHIBIT  INDEX

Document                                                             Page
- - --------                                                             -----

A.) TJ International, Inc. Amended Certificate of Incorporation.     Document 2

B.) Loan Agreement, Trust Indenture and Guaranty pertaining
    to Hazard, Kentucky, plant.                                      Document 3