Form 10-Q
period 1994-10-01
TJ INTERNATIONAL INC
filed 1994-11-15
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


For Quarter Ended October 1, 1994       Commission file number 0-7469
                  ---------------                              ------



                             TJ INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              82-0250992
- - ------------------------------                               -------------------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)



380 E. ParkCenter Boulevard
BOISE, IDAHO                                                               83706
- - -----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code                (208) 345-8500
                                                                  --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
     days.  Yes   X   No
                 ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     OCTOBER 28, 1994.  16,906,641 SHARES OF $1 PAR VALUE COMMON STOCK.

                                   EXHIBIT INDEX ON PAGE 13

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

                             TJ INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  (AMOUNTS IN THOUSANDS)

                                                OCTOBER 1, JANUARY 1, OCTOBER 2,
                                                   1994       1994       1993
                                                ---------- ---------- ----------
ASSETS
  Current assets
    Cash and cash equivalents                    $45,540    $66,319       $240
    Marketable securities                         13,839      7,004        ---
    Receivables, less allowances of
      $806,000, $663,000 and $647,000             47,592     45,709     39,845
    Inventories                                   64,183     53,081     47,833
    Other                                         11,270     10,715      7,343
                                                --------   --------   --------
                                                 182,424    182,828     95,261
Property
  Property and equipment                         465,975    361,952    350,096
  Less - accumulated depreciation               (137,859)  (120,762)  (114,198)
                                                --------   --------   --------
                                                 328,116    241,190    235,898

  Goodwill                                        22,880     23,660     23,920
  Unexpended bond funds                           23,185        ---        ---
  Other assets                                    10,413      6,649      7,404
                                                --------   --------   --------
                                                $567,018   $454,327   $362,483
                                                --------   --------   --------
                                                --------   --------   --------
Liabilities and stockholders' equity
  Current liabilities
    Notes payable                                 $1,778     $4,007     $5,575
    Current portion of long-term debt              1,470      1,891      1,349
    Accounts payable                              34,586     23,686     26,069
    Accrued liabilities                           25,718     27,555     23,063
                                                --------   --------   --------
                                                  63,552     57,139     56,056

  Long-term debt, excluding current portion       88,745     30,877     45,404
  Deferred income taxes                            7,174      8,429      3,271
  Other long-term liabilities                     13,519     14,982     13,446

Minority Interest in Partnership                 148,418    108,159    107,216

Stockholders' equity
  ESOP Convertible Preferred Stock, $1.00 par
    value, authorized 10,000,000 shares,
    issued 1,252,253, 1,259,308 and 1,260,689     14,776     14,859     14,893
  Guaranteed ESOP benefit                        (12,390)   (12,390)   (13,321)
  Common stock, $1.00 par value, authorized
    200,000,000 shares, issued
    16,906,641, 16,738,069 and 13,224,189         16,907     16,738     13,224
  Paid-in capital                                137,561    135,727     44,417
  Retained earnings                               91,152     82,139     80,154
  Cumulative translation adjustments              (2,396)    (2,332)    (2,277)
                                                --------   --------   --------
                                                 245,610    234,741    137,090
                                                --------   --------   --------
                                                $567,018   $454,327   $362,483
                                                --------   --------   --------
                                                --------   --------   --------

                             TJ INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       (AMOUNTS IN THOUSANDS
                                                      EXCEPT PER SHARE FIGURES)

                                                 FOR THE FISCAL         FOR THE THREE
                                                 QUARTER ENDED       FISCAL QUARTERS ENDED
                                             ----------------------  ----------------------
                                             OCTOBER 1,  OCTOBER 2,  OCTOBER 1,  OCTOBER 2,
                                                1994        1993        1994        1993
                                             ----------  ----------  ----------  ----------
Sales                                         $171,715    $152,729     $470,247    $406,479
                                             ---------   ---------   ---------   ---------
Costs and expenses
    Cost of sales                              131,972     112,882     354,063     314,367
    Selling expenses                            15,759      14,482      46,489      43,952
    Administrative expenses                      8,889       9,610      25,024      25,172
                                             ---------   ---------   ---------   ---------
                                               156,620     136,974     425,576     383,491
                                             ---------   ---------   ---------   ---------
Income from operations                          15,095      15,755      44,671      22,988

Investment income, net                             462          28       1,386          44

Interest expense                                   ---        (817)        ---      (2,440)

Minority interest in Partnership                (7,984)     (5,172)    (24,894)     (6,959)
                                             ---------   ---------   ---------   ---------
Income before income taxes                       7,573       9,794      21,163      13,633

Income taxes                                     3,368       3,962       8,677       4,112
                                             ---------   ---------   ---------   ---------
Net income                                      $4,205      $5,832     $12,486      $9,521
                                             ---------   ---------   ---------   ---------
                                             ---------   ---------   ---------   ---------
Net income per common share
    Primary                                      $0.23       $0.41       $0.68       $0.65
                                             ---------   ---------   ---------   ---------
                                             ---------   ---------   ---------   ---------
    Fully Diluted                                $0.22       $0.38       $0.64       $0.60
                                             ---------   ---------   ---------   ---------
                                             ---------   ---------   ---------   ---------


Dividends declared per common share            $0.0550     $0.0550     $0.1650     $0.1600
                                             ---------   ---------   ---------   ---------
                                             ---------   ---------   ---------   ---------
Weighted average number of common shares
  outstanding during the periods
    Primary                                                             17,356      13,655
                                                                     ---------   ---------
                                                                     ---------   ---------
    Fully diluted                                                       18,626      14,992
                                                                     ---------   ---------
                                                                     ---------   ---------

                             TJ INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE FISCAL QUARTERS ENDED
                       OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                   (UNAUDITED)

                                                         (AMOUNTS IN THOUSANDS)

                                                         OCTOBER 1,   OCTOBER 2,
                                                            1994         1993
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $12,486       $9,521
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           21,084       17,131
    Minority interest in partnership                        24,894        6,959
    Other, net                                                (320)         107
  Change in working capital items:
    Receivables                                             (1,883)     (15,363)
    Inventories                                            (11,102)      (3,596)
    Other current assets                                    (1,210)        (388)
    Accounts payable and accrued liabilities                 7,540       13,831
  Other, net                                                (1,741)       1,770
                                                         ---------    ---------
  Net cash provided by operating activities                $49,748      $29,972
                                                         ---------    ---------
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   ($110,410)    ($22,885)
  Purchase of marketable securities                         (6,835)         ---
  Increase in unexpended bond funds                        (23,185)         ---
  Other, net                                                   591          591
                                                         ---------    ---------
  Net cash used in investing activities                  ($139,839)    ($22,294)
                                                         ---------    ---------
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock                      ($2,772)     ($2,069)
  Minority partner capital contributions                    26,411        2,327
  Minority partner tax distributions                        (8,928)      (1,993)
  Proceeds from issuance of long-term debt                  58,500          ---
  Net (repayments) borrowings under lines of credit         (2,229)      (4,421)
  Principal payments of long-term debt                        (961)        (737)
  Other, net                                                  (709)        (755)
                                                         ---------    ---------
  Net cash provided by (used in) financing
    activities                                             $69,312      ($7,648)
                                                         ---------    ---------
                                                         ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and cash
    equivalents                                           ($20,779)         $30

  Cash and cash equivalents at beginning of year            66,319          210
                                                         ---------    ---------

  Cash and cash equivalents at end of period               $45,540         $240
                                                         ---------    ---------
                                                         ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
    Interest, net of amounts capitalized                    $  ---       $2,248
    Income taxes (refunds), net                             $6,147      ($4,145)

                             TJ INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVENTORIES

Inventories consisted of the following:

                                            (amounts in thousands)

                                         Oct. 1,    Jan. 1,   Oct. 2,
                                           1994       1994      1993
                                         -------    -------   -------
          Finished goods                 $27,193    $23,831   $30,430
          Raw materials and
            work-in-progress              42,198     33,243    21,139
                                         -------    -------   -------
                                          69,391     57,074    51,569
          Reduction to LIFO cost          (5,208)    (3,993)   (3,736)
                                         -------    -------   -------

                                         $64,183    $53,081   $47,833
                                         -------    -------   -------
                                         -------    -------   -------


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

Primary net income and fully diluted net income were calculated as follows:

                                       For the fiscal     For the three fiscal
                                        quarter ended       quarters ended
                                     ------------------    ------------------
                                     Oct. 1,    Oct. 2,    Oct. 1,    Oct. 2,
                                      1994       1993       1994       1993
                                     -------    -------    -------    -------
PRIMARY NET INCOME

Net income as reported               $ 4,205    $ 5,832    $12,486    $ 9,521

Preferred stock dividends,
  net of related tax benefits           (228)      (222)      (694)      (668)
                                     -------    -------    -------    -------

Primary net income                   $ 3,977    $ 5,610    $11,792    $ 8,853
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------

FULLY DILUTED NET INCOME

Net income as reported               $ 4,205    $ 5,832    $12,486    $ 9,521

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                 (179)      (179)      (540)      (542)
                                     -------    -------    -------    -------

Fully diluted net income            $ 4,026     $ 5,653    $11,946    $ 8,979
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------


RECLASSIFICATIONS

Certain reclassifications have been made, none of which affected net income, to conform prior year's information to the current year's presentation.

SUBSEQUENT EVENT

On October 11, 1994, the Company formed a Delaware general partnership (the "Partnership") effective as of October 3, 1994 combining the Company's wholly-owned subsidiary, Norco Windows, Inc., with SealRite Windows, Inc. and Oldach Window Corp. The Partnership, which was initially formed as the N-S&O Partnership, has been subsequently converted into a limited partnership and, will operate under the name "Outlook Window Partnership L.P." The Company contributed to the Partnership all of the assets and liabilities of Norco Windows, Inc. and all issued and outstanding capital stock of its wholly-owned subsidiaries, Dashwood Industries Limited and R. Laflamme & Frere, Inc. in exchange for a 73.5 percent interest in the Partnership. SealRite Windows, Inc. and Oldach Window Corp. contributed all of their respective assets and liabilities in exchange for 26.5 percent interest in the Partnership. See
Part II of this Form 10-Q for further discussion of the Partnership.

                             TJ INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FOR THE FISCAL QUARTER ENDED OCTOBER 1, 1994


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The company's sales by quarter during the current year and for the preceding four years are as follows:


                                SALES BY QUARTER
                             (AMOUNTS IN THOUSANDS)
QUARTER        1994                   1993       1992       1991       1990
- - -------      --------               --------   --------   --------   --------
First        $135,048               $114,111   $ 75,561   $ 45,330   $ 74,370
Second        163,484                139,639    111,024     79,679     98,185
Third         171,715                152,729    113,512     84,838     89,930
Fourth       ========                144,725    100,383     73,363     64,987
                                    --------   --------   --------   --------
                                    $551,204   $400,480   $283,210   $327,472
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

No other company possesses the range of engineered lumber products, the levels of service and technical support, nor the second generation technologies of

TimberStrand[Registered Trademark] laminated strand lumber (LSL) or Parallam [Registered Trademark] parallel strand lumber (PSL). However, a number of companies, including several large forest products companies, now produce look-alike wood I-joist products and laminated veneer lumber (LVL) products and have announced capacity expansions. These look-alike products are manufactured using processes similar to the company's oldest generation technologies. The Company believes its system of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber. While competition helps expand the market for engineered wood products, including those manufactured by the Company, it may also make the existing markets more price competitive. It is likely these trends of increased competition in engineered lumber products will continue for the foreseeable future.

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


THIRD QUARTER OF 1994 COMPARED WITH THE THIRD QUARTER OF 1993

Sales for the third quarter increased by $19.0 million or 12% from the same period last year. The company's sales increase continued despite a falling lumber market during much of 1994.

Engineered lumber product sales for the third quarter of 1994 were $136.3 million, a 15% increase over the same period in 1993. Sales of residential products per North American housing start increased 5% to $259 through the first eight months of 1994 from the comparable period of 1993. The company's engineered lumber products continue to gain acceptance as a substitute for commodity lumber, however, the rate of gain slowed in the third quarter primarily due to an unseasonable decline in the prices of wide dimension commodity lumber. Falling lumber prices slow the rate at which builders switch from commodity lumber to the structurally superior engineered lumber products. The decline in lumber prices contributed to a more conservative attitude toward carrying inventory by the company's major wholesale and retail customers and the resulting inventory drawdown by these customers also slowed the company's rate of sales gain. In addition, a competitor with look alike products adopted a commodity like price strategy and attracted a larger share of the price sensitive segment of the market during the rising interest rate environment of 1994.

Window and patio door sales were $35.4 million in the third quarter as compared to $31.5 million for the same period in 1993. For comparison purposes, 1993 window sales exclude $2.3 million of cutstock sales to third parties in 1993 from the Redding facility which was sold in the first quarter of 1994. An increasingly competitive market kept this business from posting market share gains in 1994.

Effective October 3, 1994, the Company formed a partnership with SealRite Windows of Lincoln, Nebraska and Oldach Windows of Colorado Springs, Colorado. The new

Outlook Window Partnership combines the Company's three window companies with SealRite/Oldach. In 1993, SealRite and Oldach combined reported $36.7 million in sales and $4.1 million of operating income.

The Company also entered into a non-binding letter of intent to sell its Eastern Canadian window subsidiary, Dashwood Industries, Ltd. to Andersen Corporation separately outside of the window partnership. Operating losses at this subsidiary were $3.2 through the end of the third quarter of 1994. The letter of intent specifies a cash sales price at a small premium to book value with the sale expected to be finalized at the end of 1994. Should the sale of Dashwood proceed as planned, the company's interest in the new Outlook Window Partnership would be adjusted to approximately 65% from its current 73.5%.

Gross operating margins as a percent of sales were 23.1% compared to 26.1% for the third quarter of 1993. Gross margins were pressured by increases in raw material prices, particularly for oriented strand board (OSB) used in webs of the company's I-joist products. A strong plywood market in the south also led to increased prices for the veneer used in making Microllam[Trademark] LVL. Further pressuring margins was a market environment where prices for the company's products were reduced in response to continuing softness in the lumber market.

The company's TimberStrand[Trademark] laminated strand lumber (LSL) plant in Deerwood, Minnesota experienced a fire in late June 1994. During the first and second quarters the plant had been profitable at the manufacturing level with a positive gross margin. However, due to restart problems after the fire, the plant was not profitable at the manufacturing level in the third quarter but was making steady improvement toward regaining operating efficiencies as the quarter progressed. In addition, several associates working in the plant experienced sensitivities toward an adhesive commonly used elsewhere in the industry, which is used in the manufacture of laminated strand lumber. The Company has assembled a team of internal managers and outside experts to develop a plan to reduce exposure to the adhesive and assure a safe work environment for its associates. The recommendations of the team are currently in the process of being implemented.

Selling expenses increased slightly in absolute dollar terms, but decreased from 9.5% to 9.2% as a percent of sales. The decrease was primarily a result of the leverage in the existing sales and distribution network which has the capacity to handle significant volume increases with the current in-place infrastructure combined with a reduction in window product selling expenses.

Administrative expenses decreased in absolute dollar terms and as a percentage of sales. The decrease is reflective of expenses in 1993 related to the company's window operations which were not recurring in 1994.

The change in minority interest in Partnership from $5.2 million during the third quarter of 1993 to $8.0 million for 1994 is reflective of the contractual agreement to allocate 49% of the partnership's income to MacMillan Bloedel (MB) in 1994 compared to the 33% in 1993. In addition, 70% of the operating losses incurred at the company's TimberStrand[Registered Trademark] LSL facility in Deerwood, Minnesota were allocated to MB in 1993.

FIRST THREE QUARTERS OF 1994 COMPARED WITH THE FIRST THREE QUARTERS OF 1993

Sales for the first three quarters of 1994 increased by $63.8 million or 16% from the period last year. Income from operations increased to $44.7 million from $23.0 million last year.

Engineered lumber product sales increased by 20% while window product sales increased by 8% from the comparable period last year.

Gross operating margins as a percent of sales were 24.7% compared to 22.7% for the first three quarters of 1994. Window products continued lack of profitability in the first three quarters of 1994 has been disappointing. Losses were incurred due to the severity of the 1994 winter and resulting lack of activity in construction, combined with an extremely price competitive environment in Eastern Canada.

Selling expenses increased in absolute dollar terms but decreased as a percent of sales. Administrative expense decreased slightly in absolute dollar terms and as a percentage of sales. The nine-month comparisons paralleled the third quarter comparisons discussed earlier.

Order files are higher at the end of September 1994 than they were at the end of September 1993. However, customers continue to order on a "just-in-time" basis as they attempt to avoid the build-up of inventory due to a perception of uncertainty in the housing market, and in anticipation of the normal seasonal slow-down in fourth quarter building activity.

LIQUIDITY AND CAPITAL RESOURCES

OCTOBER 1, 1994, COMPARED TO JANUARY 1, 1994

Working capital decreased $6.8 million during the nine months ended October 1, 1994. Cash was used to fund capital expenditures and dividend payments. Inventories and related accounts payable, as well as receivables were higher because of the increased level of operations at the end of the third quarter of 1994 compared with the end of the fourth quarter of 1993.

OCTOBER 1, 1994, COMPARED TO OCTOBER 2, 1993

Working capital increased by $79.7 million to $118.9 million at October 1, 1994, from $39.2 million at October 2, 1993. This increase was primarily the result of the company's sale of 3,500,000 common shares in November 1993. Cash provided by operating activities was $49.7 million the first nine months of 1994. Capital expenditures were $110.4 million and related primarily to the construction of additional engineered lumber capacity.

The company's Board of Directors has approved a capacity expansion program which includes construction of a plant near Hazard, Kentucky, that will manufacture TimberStrand[Registered Trademark] laminated strand lumber products. Construction commenced in the fall of 1993 with an expected cost of just over $100 million. In addition, the company's Board of Directors has approved construction of a plant that will manufacture both Microllam[Trademark] laminated veneer lumber and Parallam[Registered Trademark] parallel strand lumber near Buchanan, West Virginia, at an expected cost of $85 million. Construction commenced in the second quarter of 1994. Through September 1994, the Company has spent $79.7 million on these projects, and expects to spend the balance during the rest of 1994 and 1995. The Company is evaluating potential sites for a third TimberStrand[Registered Trademark] laminated strand lumber plant, or an additional combination LVL and PSL plant, but has not determined whether or when to proceed with that plant.


During the second quarter of 1994, the company issued $43.5 million of industrial revenue bonds to finance construction of the Hazard, Kentucky TimberStrand[Registered Trademark] LSL plant. The bonds are due in a single maturity in 2024 with interest payable semi-annually at 7%. Remaining proceeds from this bond issue are recorded as unexpended bond funds.

MacMillan Bloedel's Board of Directors has authorized a $49 million capital contribution to the Partnership in light of the capacity expansion program. Cash contributions received through October 1, 1994 totaled $26.4 million. MacMillan Bloedel has agreed to contribute its remaining $22.6 million capital contribution by the end of 1994. However, there is no provision in the Partnership Agreement, or in any other agreement requiring the partners to contribute funds.

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

A substantial majority of the company's assets is held, and revenues generated, by the Partnership. Distributions of cash by the Partnership to the Company require the unanimous consent of the members of the Partnership's Management Board, which includes members of both the Company and MacMillan Bloedel. Accordingly, there can be no assurance that distributions by the Partnership will be approved for the payment of dividends, to fund the Company's other operations, or for other purposes.







Microllam[Trademark] is a trademark of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

Parallam[Registered Trademark] and TimberStrand[Registered Trademark] are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

                              TJ INTERNATIONAL, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          On October 27, 1994, the Company announced it has signed a non-binding letter of intent to sell its Dashwood Industries window subsidiary to Andersen Corporation of Bay Port, Minnesota. The Company is selling the Canadian company separate of its recently formed Outlook Window Partnership pursuant to a partnership agreement. The target closing date for the transaction is December 31, 1994.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits are filed with this report.

          (b) A current report on Form 8-K, dated October 11, 1994, was filed on October 26, 1994. Reported therein under Item 2. ACQUISITION OR DISPOSITION OF ASSETS was information relating to the formation of the Outlook Window Partnership combining the Company's wholly owned subsidiaries, Norco Windows, Inc, Dashwood Industries Limited, and
                    R. Laflamme &Frere, Inc. with SealRite Windows, Inc. and Oldach Window Corp.

               Under Item 7, FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS it was noted that the financial statements required to be filed in connection with the formation of the Partnership will be filed within sixty days as an amendment on Form 8-K/A. Copies of the Partnership Formation and Contribution Agreement, Partnership Agreement and Liquidity Transaction Agreement were listed and filed as exhibits to the Form 8-K.

                              TJ INTERNATIONAL INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TJ INTERNATIONAL, INC.


                                        /s/ Valerie A. Heusinkveld
                                        ---------------------------------------
                                        Valerie A. Heusinkveld
                                        Vice President, Finance & Chief
                                        Financial Officer




Date:  November 15, 1994