Form 10-Q/A
period 1994-10-01
TJ INTERNATIONAL INC
filed 1995-01-17
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   Form 10-Q/A


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


For Quarter Ended October 1, 1994       Commission file number 0-7469
                  ---------------                              ------


                             TJ INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                            82-0250992
- ------------------------------                           ---------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)



380 E. ParkCenter Boulevard
BOISE, IDAHO                                                           83706
- -----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code             (208) 345-8500
                                                               ---------------




                                                  EXHIBIT INDEX ON PAGE 3

                             TJ INTERNATIONAL,  INC.
                                     PART II
                                Other Information


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Filed as an exhibit to this report is a Financial Data Schedule.



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
                                   Financial Officer



Date:  January 13, 1995

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             EXHIBITS TO FORM 10-Q/A



                   Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

For the fiscal quarter ended October 1, 1994  Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.

                                  EXHIBIT INDEX

Exhibit No.                                                           Page
- ------------                                                          ----
     27                  Financial Data Schedule                        4