Form 10-K405
TJ INTERNATIONAL INC
filed 1995-03-31
CIK 99974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ________ to ________

Commission File Number 0-7469

                            TJ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

DELAWARE                                                              82-0250992
------------------------                    ------------------------------------
(State of incorporation)                    (IRS employer identification number)

200 East Mallard Drive, Boise, Idaho                                       83706
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

        Registrant's telephone number, including area code (208) 364-3300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 14, 1995, was $224,514,000.

The number of outstanding shares of the registrant's common stock ($1.00 par value), as of March 14, 1995 was 16,928,202.

Documents incorporated by reference: Listed hereunder the following documents if incorporated by reference, and the Parts of this Form 10-K into which the document is incorporated:

The registrant's definitive proxy statement to be dated on or after April, 3, 1995, for use in connection with the annual meeting of stockholders to be held on May 24, 1995, portions of which are incorporated by reference into Part III of this Form 10-K.

                                                        EXHIBIT INDEX ON PAGE 28


                                     1 of 51

                                     PART I
ITEM 1.        BUSINESS

ITEM 1(a).     General Development of Business

RECENT DEVELOPMENTS

1994 FINANCIAL RESULTS

     The Company recorded all-time record sales in 1994, and experienced improved operating income despite the negative effect of losses at its window business and fourth quarter non-recurring costs. The Company reported strong growth in operating income from $32.8 million in 1993 to $41.2 million in 1994, a 26 percent increase.

     On a year-to-year comparative basis, sales for 1994 increased by 12 percent to $618.9 million, from the all-time sales record of $551.2 million in 1993.
Net income in 1994 was $8.8 million, compared with 1993 net income of $12.5 million. Net income per fully diluted share decreased from $0.76 in 1993 to $0.44 in 1994.

     For the fourth quarter, sales increased 3 percent to $148.6 million from the $144.7 million sold in the corresponding period in 1993. A loss of $3.6 million, or $0.23 per fully diluted share was recorded in the fourth quarter. The Company earned $3 million, or $0.16 per fully diluted share in the fourth quarter of 1993.

     The 1994 earnings per share comparisons suffered primarily from the dilutive effects of Company's 3.5 million share equity offering in November 1993, and from the absence of the start-up profit-sharing arrangement with its engineered lumber joint venture partner, MacMillan Bloedel of America, Inc. ("MBA"). The start-up arrangement allocated two-thirds of the Trus Joist MacMillan a Limited Partnership (TJM) profits to the Company in 1993. The 1994 profits from TJM were allocated 51 percent to the Company and 49 percent to MBA. The Company also had $3.2 million of non-recurring costs in the fourth quarter of 1994, relating to plant closures, severance and other items.

     The Company's Canadian window subsidiaries, which were sold to Andersen Corporation at year end, as described under "Window Business" below, incurred an operating loss of $4.9 million in 1994, with nearly $1.5 million of that loss in the fourth quarter.

NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

     On January 4, 1995, the Company announced that Thomas H. Denig would replace long-time President and Chief Executive Officer (CEO), Walter C. Minnick, who resigned effective January 31, 1995.

     Denig, 48, has led TJM as President and CEO for the past five years. He has held a variety of marketing and general management positions in his 21-year career with the Company. In addition to his new responsibilities as the Company's President and CEO, he will continue to serve in the same capacities for TJM.

     In announcing the replacement, the Board of Directors said the leadership transition resulted from the company's decision to adopt a single-business strategy, focusing its resources and management on its engineered lumber product business.

WINDOW BUSINESS

     In October 1994, the Company formed the Outlook Window Partnership L.P.


                                     2 of 51

(Outlook), thereby combining its wholly-owned U.S. window and patio door subsidiary, Norco Windows, Inc., with SealRite Windows, Inc. of Lincoln, Nebraska, and Oldach Window Corp., of Colorado Springs, Colorado, two regional, direct-to-builder wood window and door manufacturers serving the Midwest and Rocky Mountain states. The Company has a 64 percent partnership interest in Outlook which had 1994 pro forma sales of $115.7 million. The Outlook Window Partnership's operations are directed toward offering highly reliable product quality, competitive pricing and personal service through regionally tailored distribution channels.

     At year-end 1994, the Company sold its two Canadian window subsidiaries, Dashwood Industries Limited and R. LaFlamme & Frere, Inc., to Andersen Corporation of Bayport, Minnesota, at approximately book value. Andersen is the world's largest manufacturer of wood windows and patio doors. The sale of the Canadian operations removed a significant source of downward pressure on the company's operating margins. The Canadian subsidiaries incurred an operating loss of $4.9 million in 1994.

     The formation of Outlook and sale of the Canadian subsidiaries were part of the company's decision to reduce its investment in and exposure to the window business. This decision was made in response to the strategic decision to focus on the engineered lumber business and because of the lack of profitability on the part of the company's window business during the current business cycle. The Company presently intends to sell or otherwise divest of Outlook depending on available opportunities. Until such sale or other divestiture occurs, the company's window operations in the United States will continue as currently conducted, and the Company will retain a majority ownership and shared control over the new partnership's operations.

MARKET DEVELOPMENTS

     The Company believes that its engineered lumber products offer advantages in both performance and cost effectiveness over natural lumber and that such products are achieving increased market acceptance in residential construction. The company's engineered lumber sales, per North American housing start, increased from $75 per start in 1989 to $250 per start in 1994, an increase of 330%. During 1994, residential engineered lumber sales per start increased 2% despite a significant decline in prices for wide dimension lumber. Prices for 2" x 10" green 14' douglas fir lumber declined 16% during 1994 from $565 per thousand board feet in January 1994 to $475 per thousand board feet at the end of the year. Wide dimension lumber remains the primary competition to the company's engineered lumber products.

     Also during 1994, the company's traditional distributors and retail customers reduced their inventories and maintained significantly lower stock at year-end 1994 compared to year-end 1993.

     North American housing starts were 1.61 million in 1994 as compared to 1.44 million in 1993. The Company anticipates lower housing starts in 1995 in response to rising interest rates and other general economic factors.

COMPANY STRATEGY

     The company's primary objective remains increasing market penetration for its engineered lumber products. The Company believes that the fundamentals which have driven the company's growth over the past several years remain in place, including the declining availability of high-quality, large diameter timber, the superior performance of engineered lumber products, and the company's continuing transition to proprietary, lower-cost technologies. In addition, the Company continues to enjoy strong brand name recognition, supported by an extensive North American


                                     3 of 51
distribution network. Most importantly, the Company believes there continues to be growth in market acceptance of engineered lumber products.

     The Company has adopted an aggressive four-point pre-emptive strategy to maintain its historic dominance in the engineered lumber industry -- a dominance which is reflected in an estimated market share in excess of 60 percent for engineered lumber products sold in North America. The company's strategy includes the following:

     1.  LOW-COST PROPRIETARY TECHNOLOGIES AND DOMINANT PRODUCTION CAPACITY.
The Company intends to pursue the advantages of its technological leadership. The Company believes its technologies in engineered lumber enable it both to use smaller logs and to make more efficient use of wood fiber than the current sawmill production of sawn structural lumber. The Company also intends to capitalize on its proprietary technologies -- Parallam[REGISTERED TRADEMARK] PSL and TimberStrand-TM- LSL which allow the Company to manufacture engineered lumber from non-traditional tree species such as aspen and poplar. These species are lower in cost, more abundant and less environmentally sensitive than traditional fir and pine species. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs utilized to make the sawn structural lumber products with which its products compete.

     The Company is in the second year of a two-year capital expansion program, which is intended to enhance the company's leading position in engineered lumber products through the capacity expansion of existing facilities and the construction of new production facilities. Through the expansion of existing plants and the addition of two new production facilities, as described below, the Company believes it will maintain its dominant 60 percent share of engineered lumber industry capacity.

     The company's capital expansion program includes:

          HAZARD, KENTUCKY, TIMBERSTRAND-TM- (LSL) PLANT. The Company is proceeding with construction of a TimberStrand[REGISTERED TRADEMARK] LSL engineered lumber production facility for approximately $100 million near Hazard, Kentucky. Construction of the facility commenced in the fall of 1993 with initial production expected late in the second quarter of 1995.

          BUCKHANNON, WEST VIRGINIA, COMBINATION PLANT. The Company is proceeding with construction of a combination facility in Buckhannon, West Virginia, which will manufacture both Microllam-TM- LVL and Parallam[REGISTERED TRADEMARK] PSL. It will cost approximately $85 million. Initial production of LVL is expected in the second quarter` of 1995 and PSL production is scheduled for fall 1995. The Company believes that combining its LVL and PSL technologies into one manufacturing plant will increase operating efficiencies and improve raw material utilization over traditional stand-alone LVL facilities.

          EXISTING PLANTS. In 1994, the Company completed its approximate $25 million plan to expand capacity at its existing Natchitoches Microllam-TM- LVL, and Vancouver Parallam[REGISTERED TRADEMARK] PSL facilities.

          ADDITIONAL FACILITIES. The Company also is examining potential sites for a third TimberStrand[REGISTERED TRADEMARK] LSL plant, or an additional combination LVL and PSL plant. Commitment to this third plant is contingent upon continued market demand and acceptance of engineered lumber products.


                                     4 of 51

     The Company believes that the new housing construction industry is undergoing a transition toward increased use of engineered lumber for structural building material, as wide-dimension commodity lumber generally increases in price and decreases in quality. The Company believes its expansion plan is appropriate because its proprietary technology plants are expected to give the Company a significant cost, wood source, and product breadth and flexibility advantage which the Company believes will further strengthen its market leading position. The Company also believes that undertaking this capital expansion program on an accelerated time schedule is prudent given the demand for these new technology products and competition in these markets that the Company expects will develop over time. However, there can be no assurance that the market for engineered lumber products will increase or that markets for new products will develop.

     The Company has financed its capital expansion program through several sources, including a portion of the proceeds from the sale of common stock of the Company in 1993, equity contributions by TJM's limited partner, the proceeds of a 1994 bond offering, and internally generated funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     2. A SYSTEM OF INTEGRATED COMPONENTS AND SERVICES AND VALUE ADDED MARKETING. The Company intends to focus future marketing efforts on a system of integrated components, rather than individual products. The Company is in the process of introducing a complete structural system, called the FrameWorks[REGISTERED TRADEMARK] System, which represents a complete system in engineered lumber to build the entire structural frame of a home. The FrameWorks[REGISTERED TRADEMARK] System will include roof, wall, stair, foundation and frame systems, to be delivered house by house, which the Company believes will be a benefit to architects, builders, dealers and home buyers.

     The Company believes it enjoys a competitive advantage over other engineered lumber producers in that it offers a complete support and service system for its FrameWorks[REGISTERED TRADEMARK] system of products, including
(i) a system performance guarantee for the lifetime of the home; (ii) technical service in the field; (iii) engineering assistance and performance recommendations; and (iv) computer-generated framing plans and materials specifications from its TJ-Xpert-TM- software, which gives the Company the ability to optimize design on a house-by-house basis.

     3. EXTENSIVE DISTRIBUTION CHANNELS. The Company will continue its emphasis on a broad and aggressive North American distribution network, emphasizing product availability and just-in-time delivery and services. The Company currently enjoys its partnership with MacMillan Bloedel Limited and strategic alliances with Weyerhaeuser Company and other regional distributors and retailers for the distribution of its engineered lumber products. The Company believes this distribution network gives its products the broadest reach into the market place and that these arrangements will continue to enhance the visibility, acceptance and sales of its products.

     4. COMPETITIVE PRICING. The Company intends to minimize any price differentials between its products and those of its engineered lumber competitors. During 1994, the Company priced its products by as much as 15 to 20 percent over those offered by competitors in the marketplace, which adversely impacted sales growth.


                                     5 of 51

OTHER DEVELOPMENTS

     In November 1994, the Company acquired a shut-down veneer peeling facility located in Elma, Washington. The Company intends to use the facility as part of its strategy designed to move toward alternative species such as Hemlock and reduce its dependence on Douglas Fir. It is anticipated that the Elma facility will supply approximately 30 percent of the veneer needs for the company's PSL and LVL plants in British Columbia and Oregon.

     In December 1994, the Company announced it would close its Alpine Structures wood I-joist manufacturing facility in Oxford, North Carolina. The closure, which is expected to occur during the first quarter of 1995, resulted in approximately $1.5 million of nonrecurring costs. The plant is being closed because of inefficiencies in its location and manufacturing process. The closure affects only the Alpine I-joist manufacturing capability, which will be shifted to the company's other eastern I-joist manufacturing facilities. The Company will continue to actively market Alpine's full line of other engineered wood products through its existing sales and distribution channels.


ITEM 1(b).     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company classifies its manufactured products into two business segments: engineer lumber products and window and door products. Financial information relating to industry segments is presented in Note 12 of the consolidated financial statements, page 51 of this report.


ITEM 1(c).     NARRATIVE DESCRIPTION OF BUSINESS.

BUSINESS

GENERAL

     The Company is the leading manufacturer and marketer of engineered lumber products in the world and is also a manufacturer of windows and patio doors in the United States. Engineered lumber products are high quality substitutes for solid sawn structural lumber historically obtained from the logging of older, large diameter trees. The Company utilizes advanced technology to manufacture engineered lumber at fourteen facilities located in the United States and Canada and estimates that its market share is in excess of 60 percent for engineered lumber products sold in North America. The company's residential engineered lumber sales per North American housing start have increased from $75 per start in 1989 to $250 in 1994, an increase of more than 330 percent. The Company also manufactures and markets a full line of window and patio doors in the United States.

     STRATEGY. The company's strategy in engineered lumber is to be a leading manufacturer and marketer of value-added specialty building products to the residential and light commercial construction industry. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs historically utilized to make the sawn structural lumber products with which the company's products compete. The company's strategy is to increase the product acceptance of its engineered lumber products and to strengthen its market leadership in these products. To increase product acceptance, the company's selling efforts highlight product advantages including consistent quality, superior strength, relatively light weight and ease of installation targeted at end users such as architects and contractors. The Company


                                     6 of 51
seeks to strengthen its leading market position through (i) competitive pricing;
(ii) value-added marketing of technical support and services; (iii) maintenance of industry production capacity dominance through the construction of new engineered lumber manufacturing facilities, the expansion of existing plants and the construction of other facilities as market conditions warrant; (iv) the ongoing development of proprietary technologies including processes utilizing relatively low-cost wood fiber from tree species, such as aspen and yellow poplar, (v) the promotion of a complete system of structural frame components rather than individual products; and (vi) reliance on an extensive North American distribution network, including its partnership with MacMillan Bloedel Limited and strategic alliances with the Weyerhaeuser Company and other regional distributors and retailers.

     In its window operations, the company's strategy is to market its products on a regional basis, directly to builders and dealers, supporting these efforts with high levels of personal service and by building relationships with customers. The company's product line includes windows with price points and features that allow its products to be cost competitive in the entire range of homes from entry level housing to high-end custom housing. The Company also has recently added all-vinyl window manufacturing capacity to capitalize on the decline in the all-aluminum window market as consumers and regulators demand the higher insulating qualities of vinyl and wood windows. The Company has six production facilities in five states. With the addition of the product lines contributed by SealRite/Oldach to Outlook the Company offers one of the broadest product lines in the industry.

     TIMBER SUPPLY. In general, the supply of public timber in the Pacific Northwest has declined over the past several years principally due to the historical harvest rate of large diameter resources. In addition, environmentally-related pressures have greatly slowed the harvest of the remaining timber supply. Non-federally-owned timber has provided approximately two-thirds of the volume harvested annually in Oregon and Washington. The Company believes that the combined effect of reduced supply and more restrictive environmental regulation on federally-owned timberlands will continue to reduce the volume of high grade timber available from this source.

     Most of the company's technologies can use wood fiber from trees that were previously not suitable for the manufacture of structural lumber, and this allows the Company to access the current inventory of wood fiber in North America. The current inventory of wood fiber differs from that in the past, primarily in the species and size of the trees available for harvest. Much of today's potential wood fiber supply consists of smaller second growth logs or is found in the interior forests of Appalachia, the upper Midwest and the Canadian interior forests. These forests include faster-growing, more abundant and competitively priced species of trees such as aspen and yellow poplar. These trees are not regarded as sufficiently large, straight, or strong enough to be sawn into structural lumber. The company's new technologies now allow the use of these species for high grade structural products. The Company will continue to use substantial volumes of Douglas fir in the West and southern yellow pine wood fiber in the South at its existing LVL plants from the available supply of mature trees or smaller second growth logs.

     Unlike many of its principal competitors in engineered lumber, the Company does not currently own any timberlands or significant amount of standing timber. The Company buys its raw materials on contract both from small independent suppliers and larger integrated forest products companies. In addition, a portion of its wood raw materials are purchased on the spot market. The reduced supplies could result in more volatile wood markets. The Company has experienced and believes it may continue to experience volatility in its quarter-to-quarter results due to raw material price volatility.


                                     7 of 51

     However, the Company believes it will be able to satisfy its needs for raw materials and it is not currently aware of any potential shortages for its longer-term requirements. The Company believes that it has significant competitive advantages over companies marketing traditional sawn lumber products in an environment of reduced timber supply because its engineered lumber technologies are able to utilize non-traditional sources of wood fiber, which are both more abundant and less expensive.

     In November 1994, the Company acquired a closed veneer peeling mill in Elma, Washington. It is anticipated that the opening of this plant will allow the Company to move toward alternative species; such as Hemlock, and reduce the company's West Coast dependence on Douglas Fir. The Elma plant is expected to provide approximately 30 percent of the veneer needs of the company's British Columbia PSL and Oregon LVL plants.


                                     8 of 51

ENGINEERED LUMBER PRODUCTS

     OVERVIEW. The Company believes that the new housing construction industry is undergoing a transition in its use of structural building materials as sawn structural lumber increases in price and decreases in quality. Engineered lumber is enjoying increased market acceptance and is displacing sawn structural lumber.

     This transition is driven by the changing composition of the North American timberlands, both in terms of regional log supply restrictions and the type and size of logs currently available for use as raw material. The availability of timber from federally-owned forests in the Pacific Northwest has been greatly restricted, and the size of an average sawlog has decreased to the point where it is often too small to produce significant quantities of high grade, wide-dimension structural lumber.

     TECHNOLOGY. The Company is the industry leader in developing and commercializing proprietary technologies that enable the manufacture of engineered lumber products from wood that has been regarded as not sufficiently large, strong, straight, or free of defects to be sawn into structural lumber.

     The following table outlines the principal features of the company's technologies:

    TECHNOLOGY               RAW MATERIAL             MAXIMUM SIZE           PRODUCTION FACILITIES
    ----------               ------------             ------------           ---------------------
    Microllam-TM- LVL        Rectangular high-        80 feet long by        Eugene, Oregon
                             grade veneer             4 feet wide by         Stayton, Oregon
                                                      3 1/2 inches thick     Junction City, Oregon
                                                                             Natchitoches, Louisiana
                                                                             Valdosta, Georgia
                                                                             Buckhannon, West Virginia*

    Parallam[REGISTERED      Irregular veneer from    80 feet long by        Colbert, Georgia
    TRADEMARK] PSL           first and last peels     20 inches wide by      Vancouver, British Columbia
                             of the log               11 inches thick        Buckhannon, West Virginia*

    TimberStrand[REGISTERED  12-inch long flakes      35 feet long by        Deerwood, Minnesota
    TRADEMARK] LSL                                    8 feet wide by         Hazard, Kentucky*
                                                      5 1/2 inches thick

*  Start-up expected in 1995

     The company's three engineered lumber technologies are: laminated veneer lumber, or LVL, the oldest and most commercialized of the technologies; parallel strand lumber, or PSL, first introduced in the mid-1980's in Canada; and laminated strand lumber, or LSL, a new technology introduced in the fall of 1991. Both PSL and LSL are proprietary to the Company, while equipment to produce LVL is now available from several machinery manufacturers and is utilized by an increasing number of forest products manufacturers. The Company believes its LVL manufacturing process, however, enjoys several advantages which make this process cost-competitive compared to the commercially available alternatives.

     Although the Company has been issued or has applied for a number of patents on its current processes, the Company believes that its technological competitiveness depends more upon continued innovation and technical expertise than on legal protection of its patent rights. There can be no assurance that the company's


                                     9 of 51
efforts to protect its proprietary rights will be successful.

     LAMINATED VENEER LUMBER (LVL): LVL uses thin sheets of veneer peeled from a log. Each sheet is carefully dried and individually graded using ultrasonic measurements to determine its strength characteristics. Sheets are then placed in specific sequence and location within the product to maximize the stronger veneer grades and randomize wood defects, such as knots. This engineered configuration of veneers is then laminated with adhesives under heat and pressure to form a piece of wood in widths of 24 inches or 48 inches, thicknesses from 3/4 inches to 3-1/2 inches, and up to 80 feet in length.

     PARALLEL STRAND LUMBER (PSL): This technology, which is proprietary to the Company, starts with sheets of thin veneer peeled from a log. These are then clipped into strands, which are four feet long and 5/8 inches wide. The ability to use this very narrow strand allows a significantly higher percentage of the log to be manufactured into a value-added product. The strand is then coated with adhesive. The next step in the process employs a pressing system in which microwaves are used to cure the adhesives and form a large block, or billet, of engineered lumber measuring up to 11 inches by 20 inches and 80 feet long. The company's PSL process is protected by 20 patents in 16 countries. These patents expire in the years 1995 through 2008.

     The Company believes that the combination of the PSL and LVL technologies in a single manufacturing facility, such as currently under construction in Buckhannon, West Virginia, will allow it to be among the most efficient converters of wood fiber to a high value product. See "Recent Developments-- Company Strategy" above.

     LAMINATED STRAND LUMBER (LSL): The company's other proprietary engineered lumber technology, LSL, begins with small-diameter, 8-foot-long logs such as aspen and yellow poplar. These are species traditionally used in lower value applications such as pulp logs, and are therefore substantially less expensive than traditional sources of sawn lumber. These logs are flaked into strands about 12 inches long, which are then treated with an adhesive. The strands are put into a steam-injection press that significantly densifies the wood and creates boards 35 feet long, up to 5-1/2 inches thick, and 8 feet wide. The company's LSL process is protected by 19 patents in 25 countries. In addition, one patent is pending approval. These patents expire in the years 1995 through 2010.

     The company's future success will depend in large part on its ability to achieve market acceptance of its LSL technology and to obtain cost reductions in the implementation of this technology sufficient to provide the Company with an adequate return. The company's Deerwood plant, where LSL is manufactured, operated at a break-even basis at the manufacturing level for the first half of 1994. The Deerwood plant's performance was adversely affected by a fire in June 1994, and resulting difficulties in restarting the facility which hampered productivity and profitability for the remainder of the year. In addition, contributing to the facility's performance level was the company's strategic decision to operate the plant to achieve manufacturing efficiencies in higher value TimberStrand[REGISTERED TRADEMARK] LSL products that are still in start-up, to develop a broad and deep product line and to test equipment designs for the larger plant near Hazard, Kentucky. There can be no assurance that the Company will be able to achieve such market acceptance or to lower manufacturing costs to a level sufficient to earn an adequate return.


                                    10 of 51

     PRODUCTS. The Company produces the broadest line of structural engineered lumber building products in the industry, possesses certain exclusive product technologies, and believes it enjoys a reputation for superior quality and service. The table on the following page lists the company's products, the technology utilized, product size, and end use of such products.


                                    11 of 51

                   TJ INTERNATIONAL ENGINEERED LUMBER PRODUCTS

  RESIDENTIAL PRODUCTS             ENGINEERED LUMBER TECHNOLOGY          PRODUCT SIZE                END USE
  --------------------             ----------------------------          ------------                -------
  TJI[REGISTERED TRADEMARK]        Microllam-TM- LVL on the top and      9 1/2" to 16" deep          Residential construction
  I-joists                         bottom with enhanced composite        Width from 1 1/2" to        floor joists and roof
                                   panel webs in the middle              3 1/2" Up to 80" long       trusses. Substitutes for
                                                                                                     traditional 2x10 and 2x12
                                                                                                     sawn lumber systems.

  Rim joists                       TimberStrand[REGISTERED               1 1/4" thick                Residential construction
                                   TRADEMARK] LSL                        9 1/2" to 16" deep          frames in perimeter of floor.
                                                                         17" to 35" long             Substitutes for laterally
                                                                                                     ripped plywood and/or 2x10
                                                                                                     and 2x12 sawn lumber.

  Headers, beams, and columns      Microllam-TM- LVL                     1 3/4" to 7 1/4" thick      Residential construction.
                                   Parallam[REGISTERED                   9 1/2" to 18" deep          Ranges from main carrying
                                   TRADEMARK] PSL                        Up to 80" long              beam in home to support
                                   TimberStrand[REGISTERED                                           structures above a window or
                                   TRADEMARK] LSL                                                    door (header).  Substitutes
                                                                                                     for traditional 2x10 and 2x12
                                                                                                     sawn lumber.
  COMMERCIAL PRODUCTS
  -------------------
  Open-web truss                   Microllam-TM- or strength-rated       14" to 114" deep            Roof support structure in
                                   lumber on the top and bottom with     Spans lengths up to 120     light commercial buildings.
                                   tubular steel webs in the middle      feet long

  TJI[REGISTERED TRADEMARK]        Microllam-TM- LVL                     2.3" to 4.65" thick         Roof structure for smaller
  roof truss series                                                      4 1/2" to 37.1" deep        commercial buildings.
                                                                         Up to 80" long

  INDUSTRIAL PRODUCTS
  -------------------
  Window and door core             TimberStrand[REGISTERED               Various                     Substitutes for finger
  material                         TRADEMARK] LSL                                                    jointed Ponderosa pine lumber
                                                                                                     in the manufacture of wood
                                                                                                     windows and doors.

  Concrete forming and shoring     Microllam-TM- LVL                     1 1/2" to 5 1/4" thick      Support members in the
  support members                  Parallam[REGISTERED                   6 1/2" to 20" deep          structure into which wet
                                   TRADEMARK] PSL                        Up to 80" long              concrete is poured in both
                                                                                                     residential and commercial
                                                                                                     buildings.  Substitutes for
                                                                                                     2x10, 2x12, 4x4 and larger
                                                                                                     sawn lumber and for aluminum
                                                                                                     form support systems.

  Scaffold plank                   Microllam-TM- LVL                     1 1/2" to 2 1/2" thick      Decking material in scaffold
                                                                         9" to 11 3/4" wide          frames.  Substitutes for high
                                                                         Up to 80" long              strength rated 2x6 and 2x8
                                                                                                     sawn lumber.


                                        12 of 51

     The Company continues to explore the development of new and improved engineered lumber products which have superior performance and quality characteristics relative to traditional sawn lumber. The Company currently has a focused effort to develop further TimberStrand[REGISTERED TRADEMARK] LSL products including a product which substitutes for premium length lumber (lengths over 22 feet), a fascia board which substitutes for 2x8, rough sawn, clear spruce, and a solid floor joist targeted at the multi-family construction market and other structural and industrial products, including rim joists and long-length garage door headers. The Company is also in the process of developing a series of I-joists utilizing TimberStrand[REGISTERED TRADEMARK] LSL as the flange material.

     The Company owns a number of registered and non-registered trademarks for its promotional literature and engineered lumber products. The Company believes that its engineered lumber trademarks, and in particular, its Silent Floor[REGISTERED TRADEMARK] brand of residential structural products, have achieved significant name recognition in the engineered lumber industry.

     MARKETS. The company's engineered lumber is sold primarily to three markets. The largest market is the new construction residential housing market, which includes single-family detached homes, apartments, condominiums, townhouses, and manufactured housing. Industrial uses are another market and include core components for the millwork and furniture industry, scaffold plank, and concrete forming and shoring products. The third market is the light-commercial construction markets, which include structures such as warehouses, schools, gymnasiums, shopping centers, and low-rise office buildings.

     SALES, MARKETING, AND DISTRIBUTION. The company's residential engineered lumber products are sold directly to stocking retail lumber dealers in the United States and Canada. In addition, the company's sales through its network of wholesale lumber distributors, which include the MacMillan Bloedel Building Materials Distribution Centers and the Weyerhaeuser Building Materials Customer Service Centers (as described below), broadens the company's market to include an extensive range of smaller lumber dealers and outlets. The Company believes this distribution network gives it the broadest and deepest reach into the market of any engineered lumber producer.

     Since July 1993, the Company has operated under an arrangement with the Weyerhaeuser's Building Material Distribution Division, pursuant to which approximately 45 Weyerhaeuser customer service centers in the United States and Canada distribute the company's engineered lumber products. In addition, Weyerhaeuser has assumed an expanded role as a supplier of veneer and oriented strand board to the company's manufacturing facilities. The Company believes this arrangement has enhanced the visibility and sales of its products.

     The company's products are supported by an advanced computer-assisted software package. The company's proprietary TJ-Xpert-TM- software, which is receiving increasing acceptance by builders, translates a builder's blueprints into a complete framing plan for a structural system using engineered lumber products.

     The Company employs the engineered lumber industry's largest sales force consisting of approximately 215 technical sales representatives who market the company's products directly to architects, project engineers, contractors, developers, independent lumber dealers, national wholesale building material suppliers, and industrial users. This enables the Company to better educate and assist customers in the use of engineered lumber and simultaneously helps create demand, further enabling the Company to differentiate its products from those of its competitors.


                                    13 of 51

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

     The company's competition in the growing engineered lumber industry includes five large competitors producing LVL in six plants across North America, and eight that are manufacturing wood I-joists. Competition is expected to continue to increase as a number of the company's competitors, including Louisiana-Pacific Corporation, Boise Cascade Corporation, and Georgia Pacific Corporation have announced capacity expansion plans in the LVL and I-joist business. In particular, competition may emerge or increase from established wood products companies that now sell primarily traditional wood products. A number of existing competitors such as Louisiana-Pacific Corporation, Boise Cascade Corporation, Willamette Industries, Inc., and Georgia-Pacific Corporation, own a significant portion of their own raw materials and generally have greater financial resources than the Company.

     The Company believes that the principal competitive factors in the market for engineered lumber are price, performance, market acceptance, distribution capabilities, and customer support. During 1994, the Company allowed the price gap between its products and competitors products to widen, which adversely affected sales during the year. The Company has determined to minimize any future price differentials between its products and those of its engineered lumber competitors.

     The Company believes its broader product line, based in part on its proprietary technologies PSL and LSL lumber, provide an important advantage over its competition. In addition, the Company believes it enjoys a competitive advantage in terms of brand name recognition, value-added services to builders, an aggressive and broad distribution network and a stable of products which have received building code approval in substantially all markets.

     Other building materials, including steel, plastic, brick, and cement, are alternative basic materials for construction. However, these materials may not readily lend themselves to traditional residential framing methods or tools and have certain inherent manufacturing and performance deficiencies.

WINDOW AND DOOR PRODUCTS

     OVERVIEW. The Company entered the window industry in 1986 with the acquisition of Norco Windows, Inc., located in Hawkins, Wisconsin. This was followed by the acquisitions of Dashwood Industries Limited of Centralia, Ontario, in 1987, and R. Laflamme & Frere Inc. of St. Appollinaire, Quebec, in 1992. In October 1994, the Company combined its wholly-owned U.S. window and door subsidiary, Norco Windows, Inc., with SealRite Windows, Inc. of Lincoln, Nebraska, and Oldach Window Corp., of Colorado Springs, Colorado, to form Outlook Window Partnership, L.P. ("Outlook"). The Company currently owns a 64% partnership interest in Outlook and shares control over its operations. By year-end 1994, the Company had sold its Canadian subsidiaries to Andersen Corporation, the world's largest manufacturer of wood windows and patio doors.

     The company's strategy is to offer highly reliable product quality and personal service through locally tailored distribution channels. The Company manufactures and markets full lines of all-vinyl windows and all-wood windows and doors which


                                    14 of 51
include maintenance-free exterior options such as cladding with aluminum or vinyl or encapsulating in vinyl.

     The company's window operations have achieved high penetration in regional markets in portions of the United States. The company's U.S. window operations are best established in the upper Midwest and Ohio River Valley, where its products are marketed primarily under the SiteLine[REGISTERED TRADEMARK], Teton-TM- and Sierra-TM- brands, and in the Midwest and Rocky Mountain states, where its market products are marketed under the SealRite[REGISTERED TRADEMARK], Oldach-TM- and Teton brand names. In recent years, the Company has sought to expand distribution and build new manufacturing capacity in the western U.S.

     The Company may sell or otherwise divest of Outlook as opportunities arise.

     RAW MATERIAL RESOURCES.  The company's windows and patio doors employ vinyl
(PVC) or wood as the primary raw materials for construction of the window sash and frames. A portion of the company's wood windows and patio doors use Ponderosa pine cutstock, which is obtained from independent suppliers. The Company is actively pursuing substitutes in the form of alternate species and composite or engineered lumber to reduce its dependence on Ponderosa pine. The company's window subsidiaries have substituted engineered lumber for frame components in several window and patio door products. The Company obtains vinyl and insulating glass from several suppliers and is not aware of any potential shortages for its long-term requirements.

     TECHNOLOGY. The Company believes that wood and vinyl windows will benefit from a fundamental and accelerating shift away from the use of energy-inefficient aluminum windows to with superior insulating characteristics. This reflects an overall construction industry trend toward products that can best substitute new energy- and material-efficient composites and components in place of poorly performing or inefficient materials.

     PRODUCTS. The company's window and door product line is among the industry's broadest. The Company manufactures the SiteLine[REGISTERED TRADEMARK] wood window at Hawkins, Wisconsin, the Oldach wood window in Colorado Springs, Colorado, and the SealRite wood window in Lincoln, Nebraska. It markets these products to builders for use in custom and single family homes. The Company positions these products as a value-priced window with wide local distribution. The Company manufactures the Teton-TM- wood window at a plant in Twin Falls, Idaho, primarily for use in high-end custom homes. The product is positioned as a premium quality window with multiple features and superior insulating performance. The Company manufactures the all-vinyl Sierra-TM-window at a facility opened in the summer of 1993 in Indianapolis, Indiana, and markets it to the entire spectrum of residential housing, from starter homes to custom homes. The Company is positioning this product as a cost competitive, better insulating alternative to aluminum windows which are declining in sales because of poor performance characteristics.

     SALES, MARKETING AND DISTRIBUTION. The company's windows, doors and steel-entry doors are shipped directly to end users, to Company distribution centers and stores, and to independent distributors and dealers. The company's window sales force consists of approximately 92 Company-employed salespersons.

     COMPETITION. Competition for the company's windows comes from all other windows produced in the United States and Canada. A number of large integrated forest products, window, and other companies manufacture competing products. Three companies are specially significant in the wood window segment of the industry: Andersen Corporation, Rolscreen Company, and Marvin Windows, each of which is larger and has greater brand awareness than the company's window businesses. Competition


                                    15 of 51
exists from many small, local concerns as well.

     The company's U.S. window business, Norco, incurred significant operating losses in 1993 and 1994 caused primarily by increases in the cost of raw materials that Norco was unable to reflect in price increases, reduced sales volumes in SiteLine[REGISTERED TRADEMARK] window and door products and start-up expenses incurred in connection with the establishment of its new Teton[REGISTERED TRADEMARK] wood window manufacturing facility. The Company combined its Norco operations with historically profitable SealRite and Oldach and is implementing a plan aimed at reducing these continuing losses. However, there can be no assurance that Norco's history of operating losses can be reversed in 1995.

BACKLOG

     The company's order backlog at December 31, 1994 was approximately $29.7 million compared to approximately $44.4 million at January 1, 1994. Some portion of the current order backlog will probably not be filled due to extended deliveries or cancellations. In addition, lead times of orders can vary significantly from quarter to quarter and year to year. Accordingly, the company's backlog on a particular date may not be representative of the level of future sales.

EMPLOYEES

     As of December 31, 1994, the Company employed a total of approximately 4,000 employees, of which 2,400 were in the company's engineered lumber operations and 1,600 were in the company's window operations. Hourly employees at Norco's Hawkins, Wisconsin, plant are represented under collective bargaining agreements. The company's labor agreements covering employees at this site expire on July 12, 1996. The Company believes that it has good relations with its employees and their unions.

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


                                    16 of 51

ITEM 1(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
               OPERATIONS AND EXPORT SALES.

     The Company operates manufacturing facilities in two countries, the United States and Canada; and the majority of all sales are made domestically in those countries. Financial information relating to foreign and domestic operations is presented in Note 11 to the consolidated financial statements, page 50 of this Report.


ITEM 2.        PROPERTIES

     Set forth below are the locations of the company's manufacturing facilities and the technology and/or products produced at such facilities.

                                                     Engineered
                                                       Lumber
                                                     Technology                        Products
                                             -------------------------      ------------------------------
  Structural Products Manufacturing          LVL        PSL        LSL      I-Joists      Open Web Trusses
  ---------------------------------          ---        ---        ---      --------      ----------------
     Chino, California                                                                            X
     Claresholm, Alberta                                                       X                  X
     Colbert, Georgia                                    X
     Deerwood, Minnesota                                            X
     Delaware, Ohio                                                                               X
     Eugene, Oregon                           X                                X
     Hillsboro, Oregon                                                                            X
     Junction City, Oregon                    X
     Natchitoches, Louisiana                  X                                X
     Quebec City, Quebec                                                       X
     Stayton, Oregon                          X                                X
     Valdosta, Georgia                        X                                X
     Vancouver, British Columbia                         X
     Elma, Washington                         **        **
     Hazard, Kentucky*                                                 X
     Buckhannon, West Virginia*               X          X

                                         Wood       Solid Vinyl
  Window and Door Manufacturing        Windows        Windows       Doors
  -----------------------------        -------        -------       -----
     Hawkins, Wisconsin                   X
     Indianapolis, Indiana                               X
     Marenisco, Michigan                                              X
     Twin Falls, Idaho                    X                           X
     Lincoln, Nebraska                    X                           X
     Colorado Springs, Colorado           X                           X

*   Start-up expected in 1995
**  Produces veneer for LVL and PSL Lumber productions


                                    17 of 51

     The Company owns a Boise, Idaho, property of approximately 32 acres of unimproved land. The company's, headquarters staff are located in leased locations in Boise, Idaho.

     The properties at Eugene, Oregon; Stayton, Oregon; Natchitoches, Louisiana and Twin Falls, Idaho; are subject to mortgages aggregating $24.4 million. Because the costs of these latter properties are financed partially or wholly by Industrial Development Revenue Bonds, record title to a significant portion of the land, buildings, and equipment is being held by the bond-issuing authorities until the bonds are retired.

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


ITEM 3.        LEGAL PROCEEDINGS.

     Since the start-up of the plant in 1992, 28 associates have been diagnosed with varying degrees of respiratory irritation and sensitization. The adhesive used in the manufacturing process, which is commonly used elsewhere in the industry, and wood dust are the leading suspected causes despite the lack of medical technology to confirm this diagnosis. The Company has assembled a team of internal managers and outside experts to develop and implement a plan to reduce exposure to the dust and adhesive.

     Of these 28 Associates, 19 Associates have either commenced litigation in the District Court of Minnesota for Crow Wing County or are in the process of becoming parties to the litigation alledging personal injuries sustained in connection with exposure to MDI. The named defendants in these cases include the manufacturer and distributor of MDI, MacMillan Bloedel, Ltd., as well as various unaffiliated companies which were involved in the design and construction of the Deerwood plant and its ventilation and manufacturing equipment. Neither the Company nor Trus Joist MacMillan has been named in the above-described lawsuits, with one exception. In that lawsuit, the plaintiff has sued Trus Joist MacMillan alleging personal injuries sustained before the time he was employed by Trus Joist MacMillan.

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

     For several years, the Company has self-insured its risks up to certain loss amounts and has obtained insurance to cover losses in excess of the retained amounts. Such risk retention enables the Company to participate more actively in the management of any claims or lawsuits and to control or better contain the attendant costs and expenses. Over time, based principally on loss experience, the amount of such risk retention has been increased. Additionally, because the cost of


                                    18 of 51
available insurance has become exorbitant, beginning in 1986, the Company has determined it appropriate to accept greater levels of self-insurance and lower limits for excess coverages. Nevertheless, based on its claims history, the Company believes its insurance coverages are adequate relative to its potential exposures.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM A.        EXECUTIVE OFFICERS OF THE REGISTRANT.

     Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of December 31, 1994, each of whose term of office is one year.

          Name and Age                       Office
          ------------                       ------
     Harold E. Thomas, age 68                Chairman of the Board,
                                             TJ International, Inc.

     Thomas H. Denig, age 48                 President and Chief Executive Officer
                                             TJ International, Inc.

     Valerie A. Heusinkveld, age 36          Vice President, Finance
                                             Chief Financial Officer,
                                             TJ International, Inc.

     Richard B. Drury, age 45                Secretary and Treasurer,
                                             TJ International, Inc.


     Jody B. Olson, age 47                   Vice President, Corporate
                                             Development, TJ International, Inc.

     Kevin R. Case, age 40                   Senior Vice President, Eastern
                                             Operations, Trus Joist MacMillan

     Robert J. Dingman, age 53               Senior Vice President, Western
                                             Operations, Trus Joist MacMillan


     Randy W. Goruk, age 42                  Senior Vice President,  Canadian and
                                             Industrial Operations, Trus Joist
                                             MacMillan

     Patrick D. Smith, age 48                Senior Vice President, Manufacturing,
                                             Trus Joist MacMillan

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

     Thomas H. Denig was elected President and Chief Executive Officer of TJ International, Inc. on January 4, 1995. Mr. Denig was elected Senior Vice


                                    19 of 51

President, Structural Operations on January 2, 1990. Mr. Denig was also elected President and Chief Executive Officer of Trus Joist MacMillan on December 6, 1991, after having served as President of Trus Joist Corporation since January 2, 1990. Mr. Denig joined the Company in 1974 as a salesperson and has subsequently served as California South Sales Manager, Microllam-TM- Lumber Industrial Sales Manager, National Sales Manager, Western Division Manager, Eastern Division Manager and had been elected Vice President, Eastern Operations on December 17, 1985. Mr. Denig is a graduate of Valparaiso University and served as a lieutenant in the U.S. Marine Corp. before joining the Company.

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

     Jody B. Olson was elected Vice President, Corporate Development on December 17, 1987. On December 6, 1991, Mr. Olson was also elected Secretary of the Board of Trus Joist MacMillan. Previous positions held by Mr. Olson were Microllam-TM- Lumber Division Controller; Microllam-TM- Lumber Industrial Salesperson and Sales Manager; General Manager of the company's former trucking subsidiary; Manager, Energy Systems; Assistant to the President, Mergers and Acquisitions; and Manager, Corporate Development. Mr. Olson, who joined the Company in 1979, is a graduate of the University of Idaho and the Lewis and Clark Law School.

     Kevin R. Case was appointed Sr. Vice President, Eastern Operations for Trus Joist MacMillan, on May 7, 1992. Mr. Case joined the Company in 1984 as a Residential Products Salesman and has subsequently served as a Regional Sales Manager, and General Manager of Northeast Operations. Mr. Case holds a B.A. degree from Dartmouth College and an MBA from Stanford University.

     Robert J. Dingman was appointed Sr. Vice President, Western Operations for Trus Joist MacMillan, on May 7, 1992. Mr. Dingman joined the Company in 1984 as the Southwest Division Manager and has subsequently served as Division Manager, Microllam-TM- Lumber Operations and Vice President, Western Operations. Before joining the Company, Mr. Dingman, a graduate of St. Lawrence College, had been for a period of more than three years Vice President and General Manager of the Architectural Building Products Division of Koppers Company, Inc.

     Randy W. Goruk was appointed Sr. Vice President, Canadian and Industrial Operations for Trus Joist MacMillan, on May 7, 1992. Mr. Goruk joined the Company in 1974 as a draftsperson and has subsequently served as a salesperson, British Columbia Regional Sales Manager, Canadian Division Sales Manager and Canadian Division Manager, Vice President, Canadian Operations, and Vice President, Eastern Operations. Mr. Goruk is a graduate of the Northern Alberta Institute of Technology and the University of British Columbia.

     Patrick D. Smith was appointed Senior Vice President, Manufacturing for Trus Joist MacMillan on December 1, 1994. Mr. Smith joined the Company in 1984 as the


                                    20 of 51

Plant Manager at the Natchitoches, Louisana, plant and has subsequently served as Plant Manager at the Colbert, Georgia, Plant, General Manager of the Atlantic Coastal Division, and Vice President of Construction. Before joining the Company, Mr. Smith, a graduate at Edinboro University, began a 15 year career with the Koppers Company in their Forest Products Division. He managed three different manufacturing plants and also worked in the industrial relations department.


                                    21 of 51

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS.

     The approximate number of record holders of the company's $1.00 par value common stock at March 14, 1995, is set forth below:

                    (1)                                (2)
               Title of Class                Number of Record Holders
               --------------                ------------------------
          Common Stock, $1 par value                   1,845

The remainder of this Item 5 is contained in the following sections of the Report at the pages indicated below:

     "Market and Dividend Information," on page 35 of this Report, to the extent that said section discusses the principal market or markets on which the company's common stock is being traded; the range of high and low quoted sales prices (closing) for each quarterly period during the past two years; the source of such quotations; and the frequency and amount of any dividends paid during the past two years with respect to such common stock.


     "Note 3 to the consolidated financial statements," page 45 of this Report, to the extent that said Note describes any restriction on the company's present or future ability to pay such dividends.

ITEMS 6, 7, AND 8.

The information called by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:


                        CAPTIONS AND PAGES OF THIS REPORT


ITEM 6         Selected Financial Data       "Selected Financial Data" ......30

ITEM 7         Management's Discussion       "Management's Discussion
               and Analysis of Financial     and Analysis" ..................31
               Conditions and Results of
               Operations

ITEM 8         Financial Statements and      "Consolidated Financial
               Supplementary Data            Statements".....................37


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    22 of 51

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item 13 is included in Note 9 to the consolidated financial statements, page 50 of this Report.


     [REGISTERED TRADEMARK] - Parallam, TJI, The Silent Floor, FrameWorks, Sierra and Siteline are registered trademarks of the Company.
     -TM- - Teton, Ecowood, Microllam and TJL are trademarks of the Company.


                                    23 of 51

                                PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.

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

                    Amended Certificate of Incorporation of TJ International Inc. This document was filed as an exhibit to the company's Form 10-Q for the quarter ended July 2, 1994 and is incorporated herein by reference.

                    Partnership Formation and Contribution, Partnership Agreement, and Liquidity Transaction Agreement among TJ International Inc., SealRite Windows, Inc., and Oldach Window Corp. These documents were filed as an exhibit to the company's Form 8-K dated October 11, 1994 and are incorporated herein by reference.

                    Stock Purchase Agreement between TJ International, Inc. and Andersen Corporation. Schedules and Exhibits are listed in the


                                    24 of 51

                    Agreement. TJ International will furnish a copy of any schedule or Exhibit to the Commission on request.

                    (4) 1992 Stock Option Plan. This document was filed as an exhibit to the company's Form 10-K for the fiscal year ended January 2, 1993 and is incorporated herein by reference.

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

                    Rights Agreement, dated as of August 24, 1989, between TJ International, Inc. and West One Bank.

                    Nonstatutory Stock Option Plan, as amended.

                    1982 Incentive Stock Option Plan, as amended.

                    1985 Incentive Stock Option Plan, as amended.

                    1988 Stock Option Plan, as amended.

                    (10) Certificate of Designation, Preferences and Rights of ESOP Convertible Preferred Stock; Stock Purchase Agreement; and ESOP Term Note. These documents were filed as an exhibit to the company's Form 10-Q for the quarter ended September 29, 1990 and are incorporated herein by reference.

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


                                    25 of 51

                    Amendment to Reimbursement Agreement; Pledge and Security Agreement; pertaining to the Natchitoches, Louisiana plant. These documents were filed as exhibit to the company's Form 10-K for the fiscal year ended January 1, 1994 and are incorporated herein by reference.

                    Stock Purchase and Resale Agreement. These documents were filed as an exhibit to the company's Form 10-K for the fiscal year ended January 1, 1994 and are incorporated herein by reference.

                    Loan Agreement, Trust Indenture and Guaranty pertaining to Hazard, Kentucky, plant. These documents were filed as an exhibit to the company's Form 10-Q for the quarter ended July 2, 1994 and are incorporated herein by reference.

                    Loan Agreement, Trust Indenture and Deed of Trust pertaining to Twin Falls, Idaho, plant.

                    (11) Statement regarding computation of per share earnings. The information required by Exhibit (11) is included under the caption "Net Income Per Share" in Note 1 to the consolidated financial statements, page 43 of this Report.

                    (22)  Subsidiaries of the registrant.

                    (24) Consent of independent public accountants to the incorporation of their report dated February 2, 1995, included in this Form 10-K for the year ended December 31, 1994 into TJ International, Inc.'s previously filed Form S-8 Registration Statement for the Trus Joist Corporation Nonstatutory Stock Option Plan with 1982 Incentive Amendment, as amended (Registration No. 2-79209), Form S-8 Registration Statement for the Trus Joist Corporation Employee Stock Ownership Plan (Registration No. 2-96065), Form S-8 Registration Statement for the Trus Joist Corporation Associates' Stock Purchase Plan, as amended (Registration No. 2-96821), Form S-8 Registration Statement for the Trus Joist Corporation Key Employees' 1982 Incentive Stock Option Plan with Nonstatutory feature (Registration No. 2-96964), Form S-8 Registration Statement for the Trus Joist Corporation Employee Stock Ownership Plan (Registration No. 33-4704), Form S-8 Registration Statement for the Trus Joist Corporation Profit Sharing Plan, as amended (Registration No. 33-21870), Form S-8 Registration Statement for the Trus Joist Corporation Key Employees' 1985 Incentive Stock Option Plan with Nonstatutory Feature, as amended (Registration No. 33-22186) and Form S-8 Registration Statement for TJ International, Inc. Key Employees' 1988 and 1992 Stock Option Plans (Registration No. 33-54582).

                    (25)  Powers of Attorney.

                    (27)  Financial Data Schedule.

               All other Exhibits are omitted since they are not applicable or not required.


                                    26 of 51

          (b)  Reports on Form 8-K.

               The Company filed a current report dated January 4, 1995 on Form 8-K. In that report, the Company disclosed, under "Item 6. Other Events," that Thomas H. Denig would replace current President and CEO, Walter C. Minnick. See Item 1a of this Form 10-K.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     TJ INTERNATIONAL, INC., Registrant


     By /s/ Thomas H. Denig
        ------------------------------------------------------------------
            Thomas H. Denig - President, Chief Executive Officer,
             Director and Attorney-in-Fact for Directors listed below.


     By /s/ Valerie A. Heusinkveld
        ------------------------------------------------------------------
            Valerie A. Heusinkveld - Vice President, Finance and Chief
             Financial Officer



     Each of the above signatures is affixed as of March 25, 1995. Those Directors of TJ International, Inc. listed below executed powers of attorney appointing Thomas H. Denig their attorney-in-fact, empowering him to sign this report on their behalf.

          Robert B. Findlay
          Robert V. Hansberger
          J. L. Scott
          Harold E. Thomas
          Arthur L. Troutner
          J. Robert Tullis
          Steven C. Wheelwright
          William J. White


                                    27 of 51

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                              EXHIBITS TO FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994        Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The following documents are filed as part of this Report:   Pages in this Report
                                                            --------------------
(1)  FINANCIAL STATEMENTS:
     ---------------------
     Selected Financial Data...........................................30

     Management's Discussion and Analysis..............................31

     Market and Dividend Information...................................35

     Quarterly Financial Data (Unaudited)..............................36

     Consolidated Balance Sheets at December 31, 1994, January
        1, 1994 and January 2, 1993....................................37

     Consolidated Statements of Income for the three
        years ended December 31, 1994..................................38

     Consolidated Statements of Stockholders' Equity for the
        three years ended December 31, 1994............................39

     Consolidated Statements of Cash Flow for the three years
        ended December 31, 1994........................................40

     Notes to Consolidated Financial Statements........................41

     Report of Independent Public Accountants..........................51


                                    28 of 51

The following documents are filed as part of this Report:   Pages in this Report
                                                            --------------------
(3)  EXHIBITS
     --------
     (3)  Stock Purchase Agreement between TJ
          International, Inc. and Andersen
          Corporation............................................Document 2

     (4)  Rights Agreement, dated as of August 24, 1989,
          between TJ International, Inc. and West
          One Bank...............................................      *

     (4)  Non-statutory Stock Option Plan, as amended............      *

     (4)  1982 Incentive Stock Option Plan, as amended...........      *

     (4)  1985 Incentive Stock Option Plan, as amended...........      *

     (4)  1988 Stock Option Plan, as amended.....................      *

     (10) Loan Agreement, Trust Indenture and Deed of
          Trust pertaining to Twin Falls, Idaho, plant...........      *

     (21) Subsidiaries of the Registrant.........................Document 3

     (24) Consent of Independent Public Accountants..............Document 4

     (25) Powers of Attorney.....................................Document 5

     (27) Financial Data Schedule................................Document 6

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     *  Previously filed, hard copy.


                                    29 of 51

SELECTED FINANCIAL DATA
The following table summarizes selected financial data for the 10 fiscal years ended December 31, 1994, and should be read in conjunction with the more detailed Consolidated Financial Statements included herein.

==================================================================================================================================

AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES
                                    1994      1993      1992      1991      1990      1989      1988      1987      1986      1985
----------------------------------------------------------------------------------------------------------------------------------
Sales                           $618,876  $551,204  $400,480  $283,210  $327,472  $351,137  $315,001  $256,905  $179,860  $132,668
Income (loss) from operations     41,288    32,836    (8,227)  (10,725)   21,405    27,436    30,987    25,388    16,205     7,645
Net income (loss)                  8,848    12,528     7,311    (3,227)   11,947    15,273    17,834    13,253     8,393     4,719
Net income (loss) per share
  Primary                            .46       .82       .45      (.31)      .82      1.06      1.25       .95       .58       .30
  Fully diluted                      .44       .76       .45      (.31)      .82      1.06      1.25       .95       .58       .30
Weighted average number
  of shares outstanding
  Primary                         17,354    14,267    13,418    12,942    14,214    14,432    14,216    13,980    14,372    15,524
  Fully diluted                   18,635    15,603    14,700    14,616    14,214    14,432    14,216    13,980    14,372    15,524
Cash dividends declared
  per common share              $   .220  $   .215  $   .210  $   .210  $   .210  $   .200  $   .180  $   .155  $   .120  $   .100
Working capital                  126,077   125,689    24,110    18,247    34,934    30,940    39,336    33,645    28,243    37,610
Total assets                     614,477   454,976   345,489   334,887   167,282   173,102   146,435   125,737   104,264   102,919
Long-term debt, excluding
  current portion                102,499    30,877    33,072    26,392    28,949    30,306    23,512    24,719    25,900    28,259
Stockholders' equity             240,558   234,741   129,333   126,894    93,183    92,002    78,648    60,768    49,186    49,698
Net book value per share           14.22     14.02      9.89      9.80      7.08      6.55      5.66      4.43      3.61      3.39
Return on average
  stockholders' equity              3.7%      6.9%      5.7%      (2.9)%   12.9%     17.9%     25.6%     24.1%     17.0%      9.3%

==================================================================================================================================

In 1992, net income and net income per share include income of $900 and $.07, respectively, for the cumulative effect of adopting Statement No. 109, "Accounting for Income Taxes."


                                    30 of 51

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     The company's operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the general economy, consumer confidence, credit availability, and interest rates. The seasonality of this industry, which is particularly pronounced in the colder climates of Canada and the northern United States, has an especially significant impact on the company's window operations. As a result of this seasonal pattern, the company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.
     The company's engineered lumber products are gaining increased market acceptance as high-quality substitutes for large-dimension structural lumber. The reduced availability and increased price of quality, large-dimension structural lumber have in part driven this conversion. As well, the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products are causing an increasing number of builders and other wood users to choose engineered lumber over traditional solid-sawn lumber. The Company believes this trend should continue through the 1990s.
     No other company possesses the range of engineered lumber products, or the second generation of TimberStrand[REGISTERED TRADEMARK] laminated strand lumber
(LSL) or Parallam[REGISTERED TRADEMARK] parallel strand lumber (PSL) technologies. However, a number of companies, including several large forest products companies, now produce look-alike wood I-joist products and laminated veneer lumber (LVL) products. These are manufactured using processes similar to the company's oldest generation technologies. The Company believes its system of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber. While competition helps expand the market for engineered wood products, including those manufactured by the Company, it may also make the existing markets more price competitive. It is likely these trends of increased competition in engineered lumber products will continue for the foreseeable future.

PARTNERSHIPS
     The Company and MacMillan Bloedel, through MBA, established TJM in October of 1991. The Company has a 51 percent interest in TJM and serves as general partner, with authority to manage and control the daily operations. TJM's income and losses are allocated on a formula basis as agreed to by the partners and in accordance with the TJM Partnership Agreement. These formulas allocated 85 percent in 1992, 66 2/3 percent in 1993, and 51 percent in 1994 of TJM's income before taxes to the Company. The income or loss allocation to the Company will remain 51 percent in the future. Also, $7.0 million in 1993 and $13.1 million in 1992 of the losses associated with the start-up of the partnership's Deerwood LSL plant and Colbert and Vancouver PSL plants were allocated to MacMillan Bloedel. As a result of these provisions, MacMillan Bloedel was allocated a total of $11.9 million of losses in 1992, $10.1 million of income in 1993, and $26.9 million of income in 1994. These allocations are reflected in the consolidated statements of income under "Minority interest in partnerships" and also affect the partners' capital accounts in TJM.
     The TJM Partnership Agreement also specified a formula allocation for accelerated tax depreciation through the end of 1993. Tax benefits to the Company of $1.3 million in 1993 and $4.3 million in 1992 have been included in income taxes (benefits) in the consolidated statements of income pursuant to this allocation.
     The Company formed the Outlook Window Partnership effective October 3, 1994, combining the company's wholly owned subsidiary Norco with SealRite and Oldach. The Company is a general partner and shares operational control with its other general partners. All of the assets and liabilities of Norco were contributed to Outlook in exchange for a 64 percent interest in Outlook. SealRite and Oldach contributed all of their respective assets and liabilities in exchange for a 36 percent interest in Outlook. The Company also agreed to make an additional cash contribution to Outlook should Norco incur a loss before taxes for the period October 3, 1994, to December 31, 1995. The amount of this contribution is based on a formula specified in the Outlook Partnership Agreement.


                                    31 of 51

1994 COMPARED TO 1993
     Sales for the year ended December 31, 1994, increased by $68 million or
12.3 percent from the corresponding period last year.
     Engineered lumber product sales for 1994 were $496 million, a 13.6 percent increase over the same period in 1993. The company's sales increase continued to outpace new housing construction, which posted an 11.2 percent increase in North American housing starts. Growing acceptance of the company's engineered lumber products as a substitute for commodity sawn lumber was the primary factor behind the increased sales. The company's three major product groups (industrial, light commercial, and residential) all participated in the sales growth, with residential products contributing the largest increase. Sales of residential products per North American housing start increased to $250 for 1994 from $246 in 1993. This increase was achieved despite declining commodity lumber prices through most of 1994. Commodity lumber remains engineered lumber's primary competition.
     Window and patio door sales for 1994 were $123 million as compared to $114 million for the same period in 1993. The sales increase was due to the inclusion of $9 million of SealRite and Oldach sales in the last quarter of 1994. Sales from the company's Canadian subsidiaries and Norco's SiteLine[REGISTERED TRADEMARK] products declined from the prior year. Both sales and order file levels for Norco's Teton wood window and patio door products manufactured at its new Twin Falls, Idaho, plant were higher for 1994 than in the comparable period in 1993.
     Effective December 31, 1994, the Company sold its eastern Canadian window subsidiaries, Dashwood Industries Ltd. and Laflamme and Frere, Ltd. to Andersen Corporation. The agreement specifies a sales price which is approximately book value. At December 31, 1994, the Company recorded a $19.8 million receivable related to this sale.
     The company's net income for 1994 was materially reduced from levels that would otherwise have been achieved due to $8.9 million of operating losses incurred in its window business. The Canadian window businesses, which were sold to Andersen Corporation, incurred $4.9 million of the 1994 operating losses. The company's U.S. window business, Norco, incurred significant operating losses in 1993 and 1994 caused primarily by increases in the cost of raw materials that Norco was unable to reflect in price increases, reduced sales volumes in its SiteLine[REGISTERED TRADEMARK] window and door products, and start-up expenses incurred in connection with the establishment of its new Teton wood window manufacturing facility. The Company combined its Norco operations with historically profitable SealRite and Oldach and is implementing a plan aimed at reducing these continuing losses. However, there can be no assurance that Norco's history of operating losses can be reversed in 1995.
     Sales for the fourth quarter of 1994 increased by 2.7 percent over the comparative quarter of 1993. Engineered lumber product sales decreased 3.6 percent, while window sales increased 31.8 percent. The sales decrease from the comparable fourth quarter was due in part to reduced product pricing in response to lower lumber prices. Also, sales in 1993's fourth quarter surged in response to rapidly rising lumber prices. The window sales increase reflects the inclusion of sales from SealRite and Oldach in the fourth quarter of 1994. Also in the fourth quarter of 1994, the Company recorded a charge of $3.2 million related to plant closures, severance, and other items.
     Gross margins for the year ended December 31, 1994, were 23.2 percent compared to 23.5 percent for 1993. In the early part of 1994, strong pricing in response to a historically high lumber market improved the company's margins. In the second half of the year, gross margins were pressured by increases in raw material prices, particularly for oriented strand board (OSB) used in webs of the company's I-joist products. A strong plywood market in the South also led to increased prices for the veneer used in making Microllam-TM- LVL. Further pressuring margins was a market environment where prices for the company's products were reduced in response to continuing softness in the lumber market.
     During the first and second quarters the company's TimberStrand[REGISTERED TRADEMARK] LSL plant was profitable at the gross margin line. However, due to restart and other problems after a dryer fire in late June 1994, the plant was not profitable at the gross margin line in the third or fourth quarter but made steady improvement toward regaining operating efficiencies as the year progressed. In addition, since the start-up of the plant in 1992, 28 associates have been diagnosed with varying degrees of respiratory irritation and sensitization. The adhesive used in the manufacturing process -- which is commonly used elsewhere in the industry -- and wood dust are the leading suspected causes despite the lack of medical technology to confirm this diagnosis. The Company has assembled a team of internal managers and outside experts to develop and implement a plan to reduce exposure to the dust and adhesive.


                                    32 of 51

     Selling expenses increased in absolute dollar terms but decreased from 10.9 percent to 10.3 percent as a percent of sales. The decrease was primarily a result of the leverage in the existing sales and distribution network, which has the capacity to handle significant volume increases with the current infrastructure, combined with a reduction in window product selling expenses.
     Operating income for 1994 was $41.3 million, up 26 percent over 1993, even after consideration of a fourth quarter 1994 charge of $3.2 million related to plant closures, severance, and other items. Despite positive gains in operating income, earnings per share declined from $.76 to $.44. This drop can be attributed primarily to two dilutive factors. First, in 1994, the Company received 51 percent of the earnings from TJM as compared to 66 2/3 percent in 1993. Second, an additional 3.5 million shares of common stock were outstanding during 1994 as compared to most of 1993. The cash proceeds from the stock sales were primarily invested in construction in progress. The assets are expected to begin contributing to the Company's results in 1996.
     The change in Minority interest in partnerships from $10.1 million during 1993 to $27.0 million in 1994 is reflective of the contractual agreement to allocate 49 percent of TJM's income to MacMillan Bloedel (MB) in 1994 compared to the 33 1/8 percent in 1993 combined with the improved operating results of TJM. In addition, $7.0 million of operating losses incurred at the company's TimberStrand[REGISTERED TRADEMARK] LSL facility in Deerwood, Minnesota, were allocated to MB in 1993.

1993 COMPARED TO 1992
     Sales for the year ended January 1, 1994, increased by $151 million or 38 percent from the corresponding period in 1992. The company's sales increase outpaced new housing construction, which posted a 5 percent increase in North American housing starts. In the combined eastern Canadian provinces of Quebec, Ontario, and the Maritimes, housing starts decreased 14 percent.
     Engineered lumber product sales for 1993 were $437 million, a 51 percent increase over the same period in 1992. Growing acceptance of the company's engineered lumber products as a substitute for commodity sawn lumber and rapidly rising prices for commodity lumber were the primary factors behind the increased sales. Sales of residential products per North American housing start increased 49 percent to $246 for 1993 from $165 per start in 1992. Unit volume increases accounted for the majority of this improvement.
     Window and patio door sales were $114 million through January 1, 1994, as compared to $111 million for the same period in 1992. An increasingly competitive market and continued market weakness in eastern Canada contributed to a decline in market penetration. Window and patio door sales per North American housing start were $86 in 1993 as compared to $88 for the same period in 1992. Both sales and order file levels for the company's Teton wood window and patio door products manufactured at its new Twin Falls, Idaho, plant were higher for 1993 than in the comparable period in 1992. Sales from the company's Canadian subsidiaries were lower than the prior year.
     Sales for the fourth quarter of 1993 increased by 45 percent over the comparative quarter of 1992. Engineered lumber product sales posted a 63 percent gain, while window sales decreased 4 percent. These engineered lumber product sales gains in the fourth quarter reflected the improved market conditions and increased market share for the company's products. The window sales decrease reflected the continued downturn in the eastern Canadian market.
     The company's gross margins for the year ended January 1, 1994, improved to
23.5 percent from 18.1 percent in 1992. Price increases for engineered lumber products realized in the second, third, and fourth quarters of 1993 more than offset higher raw material costs. The increased demand for the company's engineered lumber products resulted in higher production volumes in its manufacturing facilities, which allowed for more efficient manufacturing schedules and better absorption of manufacturing overheads. Reduced margins for the company's window and patio door products offset these gains somewhat.
     Also contributing to improved margins was a reduction of start-up losses at the company's new-technology plants. Although the Parallam[REGISTERED TRADEMARK] PSL facilities incurred start-up losses during the first part of 1992, they were profitable for 1993. Losses at the company's TimberStrand[REGISTERED TRADEMARK] LSL facility in Deerwood, Minnesota, were reduced from the previous year. The Deerwood plant experienced losses for all quarters in 1993. The strategic decision to focus the plant on achieving manufacturing efficiencies in higher-value TimberStrand[REGISTERED TRADEMARK] LSL products contributed to the losses in the second half of 1993.



                                    33 of 51

     Minority interest in partnerships represents the net effect of the start-up losses allocated to MacMillan Bloedel offset by the allocation of MacMillan Bloedel's share of TJM profits, exclusive of the allocated start-up losses. For 1993, MacMillan Bloedel was allocated $10.1 million in net profits as compared to an allocation of $11.9 million of net losses in 1992. The transition from allocating losses to profits is primarily the result of lower start-up losses and improving operating results in 1993 as compared to 1992. In addition, under the formula allocations specified in the Partnership Agreement, MacMillan Bloedel was allocated $7.0 million of the TimberStrand[REGISTERED TRADEMARK] LSL start-up losses in 1993 compared to $13.1 million of the TimberStrand[REGISTERED TRADEMARK] LSL and Parallam[REGISTERED TRADEMARK] PSL losses for 1992. The remaining profits were allocated 33 1/8 percent to MacMillan Bloedel in 1993 and 15 percent in 1992.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital increased $400,000 to $126 million at December 31, 1994. Cash provided from operating activities was $72.9 million in 1994 compared to $38.9 million in 1993 and $3.7 million in 1992. The improvements in cash from operations were due primarily to improved operating results of TJM. Capital expenditures were $152.4 million for 1994, $35.4 million for 1993 and $19.7 million for 1992.
     The company's Board of Directors approved a capacity expansion program in 1993 that includes construction of a plant near Hazard, Kentucky, that will manufacture TimberStrand[REGISTERED TRADEMARK] LSL. Construction commenced in the fall of 1993, and when the plant is completed, expenditures are expected to be just over $100 million. In addition, the company's Board of Directors approved construction of a plant that will manufacture both Microllam-TM- LVL and Parallam[REGISTERED TRADEMARK] PSL near Buckhannon, West Virginia, at an expected cost of $85 million. Construction on this plant commenced in the second quarter of 1994. The Company has spent $110.3 million on these projects to date and expects to spend the balance during 1995. The Company is evaluating potential sites for a third TimberStrand[REGISTERED TRADEMARK] LSL plant, or an additional combination Microllam-TM- LVL and Parallam[REGISTERED TRADEMARK] PSL plant, but has not determined whether or when to proceed with that plant.
     MacMillan Bloedel's Board of Directors authorized a $49 million capital contribution to the TJM Partnership in light of the capacity expansion program. The entire amount was contributed by December 1994.
     During the second quarter of 1994, the Company issued $43.5 million of industrial revenue bonds to finance construction of the Hazard, Kentucky, TimberStrand[REGISTERED TRADEMARK] LSL plant. The bonds are due in a single maturity in 2024, with interest payable semi-annually at 7 percent. Remaining proceeds from this bond issue are recorded as unexpended bond funds.
     The Company believes that current cash balances, cash generated from operations, and borrowings under a $75 million Revolving Credit Facility will be sufficient to meet the company's working capital needs and the capital expansion program approved by the Board of Directors and to fund anticipated start-up losses at its Hazard and Buckhannon plants. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other capital requirements as they arise, or to fund an acquisition.
     Substantially all of the company's operating assets are held, and revenues generated, by its partnerships. Distributions of cash by the partnerships to the Company require either a super majority or unanimous consent of the partnerships' Management Boards, which include members of both the Company and its partners. Accordingly, there can be no assurance that distributions will be approved for the payment of dividends, to fund the company's expenses not incurred by the partnerships other operations, or for other purposes.


                                    34 of 51

                         MARKET AND DIVIDEND INFORMATION

     The company's stock is traded on the over-the-counter market and is listed with the National Association of Security Dealers Automated Quotations (NASDAQ) under the symbol TJCO.
     The high and low quoted sales prices (closing) and dividends paid per common share for each quarterly period during 1994 and 1993 were as follows:

==============================================================================

                                            Sales Price
                                      ----------------------
                                        High           Low      Dividends Paid
                                      ----------------------------------------
1994    First                         $32 1/8        $23 1/2       $.05 1/2
        Second                         25 1/2         18 3/4        .05 1/2
        Third                          21             17 1/2        .05 1/2
        Fourth                         18 1/2         14 3/4        .05 1/2

                                            Sales Price
                                      ----------------------
                                        High           Low      Dividends Paid
                                      ----------------------------------------
1993    First                         $15 7/8      $ 11 7/16       $.05 1/4
        Second                         21 1/4        14 7/8         .05 1/4
        Third                          25            16 5/8         .05 1/4
        Fourth                         32 3/4        25 1/4         .05 1/2

==============================================================================


                                    35 of 51

                         RESULTS OF QUARTERLY OPERATIONS

Unaudited results of operations by quarter for 1994, 1993, and 1992 are as follows:

==============================================================================

DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES
                                  --------------------------------------------
                                                      Quarter
                                  --------------------------------------------
                                     First      Second       Third      Fourth
                                  --------------------------------------------
1994
  Sales                           $135,048    $163,484    $171,715    $148,629
  Gross profit                      35,720      40,721      39,743      27,216
  Net income (loss)                  2,559       5,722       4,205      (3,638)
  Net income (loss) per share
    Primary                            .13         .32         .23        (.23)
    Fully diluted                      .13         .30         .22        (.23)
                                  --------------------------------------------
1993
  Sales                           $114,111    $139,639    $152,729    $144,725
  Gross profit                      18,961      33,304      39,847      37,351
  Net income (loss)                   (573)      4,262       5,832       3,007
  Net income (loss) per share
    Primary                           (.06)        .30         .41         .17
    Fully diluted                     (.06)        .27         .38         .16
                                  --------------------------------------------
1992
  Sales                           $ 75,561    $111,024    $113,512    $100,383
  Gross profit                      11,412      21,620      22,189      17,216
  Net income                            94       3,298       3,454         465
  Net income (loss) per share
    Primary                           (.02)        .22         .23         .01
    Fully diluted                     (.02)        .21         .22         .01

==============================================================================

  Per share calculations are based on the average common shares outstanding for each period presented. Accordingly, the total of the per share figures for the quarters may not equal the per share figures reported for the year.
  In 1992, net income and net income per share have been restated to reflect the required implementation of Statement No. 109 as of the beginning of the year. As a result, first quarter net income and net income per share have been increased from previously reported amounts of ($806,000) and ($.07), respectively. There was no change in fully diluted net income per share for the second and third quarters from previously reported amounts. During the year, the Company reversed $1,575,000 of excess income tax reserves provided in prior years. These reversals increased net income per share by $.02 in the second quarter, $.03 in the third quarter, and $.07 in the fourth quarter. In addition, in the fourth quarter the Company sold a previously closed facility in Boise and recorded a gain of $.03 per share.


                                    36 of 51

                           CONSOLIDATED BALANCE SHEETS

=========================================================================================================

DOLLAR AMOUNTS IN THOUSANDS
                                                                     December 31,  January 1,  January 2,
                                                                             1994       1994         1993
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                             $  57,627   $  66,968    $    652
  Marketable securities                                                    16,084       7,004          --
  Receivables, less allowances of $1,066, $663, and $785                   49,157      45,709      29,540
  Inventories                                                              56,612      53,081      44,237
  Other                                                                     8,967      10,715       6,955
                                                                     ------------------------------------
                                                                          188,447     183,477      81,384
Property
  Land                                                                      5,692       5,398       5,112
  Buildings and leasehold improvements                                     74,933      81,182      74,246
  Machinery and equipment                                                 408,216     275,372     251,046
  Accumulated depreciation                                               (137,384)   (120,762)    (99,468)
                                                                     ------------------------------------
                                                                          351,457     241,190     230,936

Goodwill                                                                   48,889      23,660      24,700
Unexpended bond funds                                                      11,550          --         632
Other assets                                                               14,134       6,649       7,837
                                                                     ------------------------------------
                                                                        $ 614,477   $ 454,976    $345,489


---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                         $   3,753   $   4,007    $ 21,466
  Current portion of long-term debt                                           570       1,891       1,228
  Accounts payable                                                         29,497      24,335      14,973
  Accrued liabilities                                                      28,550      27,555      19,607
                                                                     ------------------------------------
                                                                           62,370      57,788      57,274

Long-term debt, excluding current portion                                 102,499      30,877      33,072
Deferred income taxes                                                       8,092       8,429       5,533
Other long-term liabilities                                                11,777      14,982      14,026

Minority interest in partnerships                                         189,181     108,159     106,251

Stockholders' equity
  ESOP convertible preferred stock, issued 1,249,582,
    1,259,308, and 632,059 shares                                          14,744      14,859      14,932
  Guaranteed ESOP benefit                                                 (12,100)    (12,390)    (13,462)
  Common stock, issued 16,915,536, 16,738,069, and
    7,900,516 shares                                                       16,916      16,738       7,901
  Paid-in capital                                                         138,003     135,727      44,181
  Retained earnings                                                        86,355      82,139      97,492
  Cumulative translation adjustment                                        (3,360)     (2,332)     (1,586)
  Common stock in treasury, 1,359,373 shares, at cost                          --          --     (20,125)
                                                                          240,558     234,741     129,333
                                                                     ------------------------------------
                                                                        $ 614,477   $ 454,976    $345,489
                                                                     ------------------------------------

=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                    37 of 51

                       CONSOLIDATED STATEMENTS OF INCOME

=========================================================================================================

FOR THE THREE YEARS ENDED DECEMBER 31, 1994
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES
                                                                             1994        1993        1992
---------------------------------------------------------------------------------------------------------
Sales                                                                    $618,876    $551,204    $400,480
                                                                     ------------------------------------
Cost and expenses
  Cost of sales                                                           475,476     421,741     328,043
  Selling expenses                                                         63,601      59,918      51,292
  Administrative expenses                                                  38,511      36,709      29,372
                                                                     ------------------------------------
                                                                          577,588     518,368     408,707
                                                                     ------------------------------------
Income (loss) from operations                                              41,288      32,836      (8,227)
Investment income, net                                                      2,291         449         159
Interest expense                                                               --      (3,136)     (2,924)
Minority interest in partnerships                                         (27,003)    (10,149)     11,855
                                                                     ------------------------------------
Income before income taxes                                                 16,576      20,000         863
Income taxes (benefits)                                                     7,728       7,472      (5,548)
                                                                     ------------------------------------
Income before cumulative effect of
  change in accounting principle                                            8,848      12,528       6,411
Cumulative effect of change in accounting principle                            --          --         900
                                                                     ------------------------------------
Net income                                                               $  8,848    $ 12,528    $  7,311
                                                                     ------------------------------------
                                                                     ------------------------------------
Net income per share
  Income before cumulative effect of change in
  accounting principle
    Primary                                                              $    .46    $    .82    $    .38
    Fully diluted                                                             .44         .76         .38
  Cumulative effect of change in accounting principle
    Primary                                                              $     --    $     --    $    .07
    Fully diluted                                                              --          --         .07
                                                                     ------------------------------------
  Net income
    Primary                                                              $    .46    $    .82    $    .45
    Fully diluted                                                             .44         .76         .45

=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                    38 of 51

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

==================================================================================================================================

FOR THE THREE YEARS ENDED DECEMBER 31, 1994
DOLLAR AMOUNTS IN THOUSANDS
                                                           Guaranteed                                        Cumulative     Common
                                               Preferred         ESOP      Common     Paid-in    Retained   Translation   Stock in
                                                   Stock      Benefit       Stock     Capital    Earnings    Adjustment   Treasury
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1991                       $14,983     $(14,073)     $7,909     $44,722     $93,739        $1,410   $(21,796)
Net income                                            --           --          --          --       7,311            --         --
Cash dividends declared:
  Common stock                                        --           --          --          --      (2,737)           --         --
  Preferred stock, net of tax                         --           --          --          --        (821)           --         --
Stock options exercised, net of tax                   --           --          --        (591)         --            --      1,629
Other                                                (51)         611          (8)         50          --        (2,996)        42
                                               -----------------------------------------------------------------------------------
Balance, January 2, 1993                          14,932      (13,462)      7,901      44,181      97,492        (1,586)   (20,125)
Net income                                            --           --          --          --      12,528            --         --
Cash dividends declared:
  Common stock                                        --           --          --          --      (3,029)           --         --
  Preferred stock, net of tax                         --           --          --          --        (896)           --         --
Stock offering                                        --           --       3,500      90,950          --            --         --
Treasury stock cancellation                           --           --      (1,273)         --     (17,344)           --     18,617
Stock split                                           --           --       6,612          --      (6,612)           --         --
Stock options exercised, net of tax                   --           --          --         297          --            --      1,481
Other                                                (73)       1,072          (2)        299          --          (746)        27
                                               -----------------------------------------------------------------------------------
Balance, January 1, 1994                          14,859      (12,390)     16,738     135,727      82,139        (2,332)         0
Net income                                            --           --          --          --       8,848            --         --
Cash dividends declared:
  Common stock                                        --           --          --          --      (3,712)           --         --
  Preferred stock, net of tax                         --           --          --          --        (920)           --         --
Stock options exercised, net of tax                   --           --          --       2,227          --            --         --
Other                                               (115)         290         178          49          --        (1,028)        --
                                               -----------------------------------------------------------------------------------
Balance, December 31, 1994                       $14,744     $(12,100)    $16,916    $138,003     $86,355       $(3,360)        $0

==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                  39 of 51

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

=========================================================================================================

FOR THE THREE YEARS ENDED DECEMBER 31, 1994
DOLLAR AMOUNTS IN THOUSANDS
                                                                             1994        1993        1992
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                              $   8,848    $ 12,528    $  7,311
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                            28,343      24,059      21,897
  Deferred income taxes                                                       813       1,744       1,501
  Minority interest in partnerships                                        27,003      10,149     (11,855)
  Other, net                                                                  (89)        911        (663)
Change in working capital items:
  Receivables                                                              13,574     (17,567)     (6,765)
  Inventories                                                              (5,086)     (8,844)     (4,769)
  Other current assets                                                      1,542        (864)      1,834
  Accounts payable and accrued liabilities                                  2,674      15,149      (4,207)
Other, net                                                                 (4,716)      1,626        (602)
                                                                     ------------------------------------
Net cash provided by operating activities                               $  72,906    $ 38,891    $  3,682

---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                    $(152,363)   $(35,418)   $(19,676)
Purchase of marketable securities                                          (9,080)     (7,004)         --
Decrease (increase) in unexpended bond funds                              (11,550)        632       3,731
Other, net                                                                    670           9         733
                                                                     ------------------------------------
Net cash used in investing activities                                   $(172,323)   $(41,781)   $(15,212)

---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividends paid on common stock                                     $  (3,702)   $ (2,796)   $ (2,730)
Cash dividends paid on ESOP preferred stock                                (1,331)     (1,341)     (2,697)
Minority partner capital contributions                                     49,000       2,327      16,673
Minority partner tax distributions                                        (12,042)     (4,455)       (445)
Proceeds from stock offering, net                                              --      94,450          --
Payments on note to minority partner                                           --          --     (12,229)
Proceeds from issuance of long-term debt                                   78,500          --          --
Net (repayments) borrowings under lines-of-credit                            (254)    (17,459)     15,632
Principal payments of long-term debt                                      (18,919)     (1,209)     (2,844)
Other, net                                                                 (1,176)       (311)        362
                                                                     ------------------------------------
Net cash provided by financing activities                               $  90,076    $ 69,206    $ 11,722

---------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS

Net increase (decrease) in cash and cash equivalents                    $  (9,341)   $ 66,316    $    192
Cash and cash equivalents at beginning of year                             66,968         652         460
                                                                     ------------------------------------
Cash and cash equivalents at end of year                                $  57,627    $ 66,968    $    652

---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest, net of amounts capitalized                                  $      --    $  3,135    $  3,076
  Income taxes (refunds), net                                               6,463      (1,878)        (65)

=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                    40 of 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and subsidiaries, including the company's 51 percent interest in Trus Joist MacMillan a Limited Partnership (TJM) and the company's 64 percent interest in Outlook Window Partnership, L.P. (Outlook). All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR
     The company's 52/53 week fiscal year ends on the Saturday closest to December 31 of each year. The additional week, which occurs approximately every fifth year, does not materially affect the comparability of operations between years.

FOREIGN TRANSLATION
     The accounts of the company's Canadian subsidiaries are measured using the Canadian dollar as functional currency. These financial statements are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and the average exchange rate during the period for results of operations. The resulting translation adjustment is made directly to the cumulative translation adjustment component of Stockholders' Equity.

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
     The Company considers cash on hand, cash in banks, and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These assets are recorded at cost, which approximates fair value, and totaled $57,627,000 at December 31, 1994, $66,968,000 at January 1, 1994,
and $652,000 at January 2, 1993.
     Marketable securities include tax-exempt municipal bonds and preferred stocks. These securities are recorded at cost, which approximates fair value based on quoted market prices.

INVENTORIES
     Inventories are valued at the lower of cost or market and include material, labor, and production overhead costs. Inventories consisted of the following:

================================================================================

     EXPRESSED IN THOUSANDS
                                       DECEMBER 31,  January 1,  January 2,
                                               1994        1994        1993
     ----------------------------------------------------------------------
     Finished goods                         $27,512     $23,830     $19,987
     Raw materials and work-in-progress      34,363      33,244      26,763
                                       ------------------------------------
                                             61,875      57,074      46,750
     Reduction to LIFO cost                  (5,263)     (3,993)     (2,513)
     ----------------------------------------------------------------------
                                            $56,612     $53,081     $44,237

================================================================================

     The last-in, first-out (LIFO) method is used for determining the cost of lumber, veneer, Microllam-TM- lumber, TJI[REGISTERED TRADEMARK] joists, and open web joists. Approximately 35 percent of total inventories at the end of 1994, 38 percent at the end of 1993, and 32 percent at the end of 1992 were valued using the LIFO method. The first-in, first-out (FIFO) method is used to determine the cost of all other inventories.


                                    41 of 51

PROPERTY
     Property and equipment are recorded at cost. Additions, betterments, and replacements of major units of property are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred and approximated $20,018,000 in 1994, $15,900,000 in 1993, and $13,928,000 in 1992. The net book value of property sold or retired is removed from the asset and related depreciation accounts, and any resulting gain or loss is included in income.
     The provision for depreciation on certain Microllam-TM- LVL, Parallam[REGISTERED TRADEMARK] PSL, and TimberStrand[REGISTERED TRADEMARK] LSL manufacturing equipment is computed on the units-of-production method. Virtually all other property and equipment is depreciated on the straight-line method. Estimated useful lives of the principal items of property and equipment range from three to 30 years.

CAPITALIZED INTEREST
     The Company capitalizes interest on qualifying assets. Interest expense and income capitalized into property and equipment were as follows:

================================================================================

     EXPRESSED IN THOUSANDS
                                               1994        1993        1992
     ----------------------------------------------------------------------

     Interest expense                        $5,259        $255        $611
     Interest income                            464           5         232

================================================================================

RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $3,309,000 in 1994, $2,758,000 in 1993, and $3,929,000 in 1992.

RECLASSIFICATIONS
     Certain reclassifications have been made, none of which affected net income, to conform prior year's information to the current year's presentation.

GOODWILL
     Goodwill is recorded at cost and amortized using the straight-line method over the period benefits are expected to be realized.

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


                                    42 of 51

NET INCOME PER SHARE
     Primary net income per common share is based on net income adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents, if dilutive. Fully diluted net income per common share assumes conversion of the ESOP convertible preferred stock (ESOP preferred stock) into common stock at the beginning of the year. Primary and fully diluted net income were calculated as follows:

PRIMARY AND FULLY DILUTED NET INCOME

================================================================================

EXPRESSED IN THOUSANDS
                                                      1994      1993      1992
--------------------------------------------------------------------------------
Net income as reported before cumulative effect
  of change in accounting principle                $ 8,848   $12,528   $ 6,411
Preferred stock dividends, net of related
  tax benefits                                        (920)     (896)   (1,306)
                                                   ---------------------------
Primary net income before cumulative effect
  of change in accounting principle                  7,928    11,632     5,105
Cumulative effect of change in
  accounting principle                                  --        --       900
                                                   ---------------------------
Primary net income                                 $ 7,928   $11,632   $ 6,005
                                                   ---------------------------
                                                   ---------------------------
Primary shares outstanding                          17,354    14,267    13,418
--------------------------------------------------------------------------------
Net income as reported before cumulative
  effect of change in accounting principle         $ 8,848   $12,528   $ 6,411
Additional ESOP contribution payable upon
  assumed conversion of ESOP preferred stock,
  net of related tax benefits                         (720)     (721)     (672)
                                                   ---------------------------
Fully diluted net income before cumulative
  effect of change in accounting principle           8,128    11,807     5,739
Cumulative effect of change in
  accounting principle                                  --        --       900
                                                   ---------------------------
Fully diluted net income                           $ 8,128   $11,807   $ 6,639
                                                   ---------------------------
                                                   ---------------------------
Fully diluted shares outstanding                    18,635    15,603    14,700

================================================================================

MINORITY INTEREST IN PARTNERSHIPS
     The Company has a 51 percent interest in TJM and a 64 percent interest in Outlook. Income and losses through December 31, 1994, are allocated on a formula basis as agreed to by the partners and in accordance with the partnership agreements. As a result, the minority owners of the partnerships were allocated $27,003,000 of income in 1994, $10,149,000 of income in 1993, and $11,855,000 of losses in 1992. These allocations are reflected as adjustments to arrive at income before income taxes in the consolidated statements of income as Minority interest in partnerships. The minority partners' interest in the partnerships' accumulated equity is included in the consolidated balance sheet as Minority interest in partnerships. In addition, the partnership agreement for TJM called for a favorable allocation to the Company of the benefits arising from accelerated tax depreciation through the end of 1993. These benefits of $1,320,000 in 1993 and $4,317,000 in 1992 have been included in income taxes (benefits) in the consolidated statements of income.


                                    43 of 51

2  PARTNERSHIPS

     On September 29, 1991, the Company and MacMillan Bloedel of America, Inc.
(MBA), a wholly owned subsidiary of MacMillan Bloedel Limited (MB), formed TJM. The Company contributed all of its North American engineered lumber technology, manufacturing facilities, and its sales and marketing organization for a 51 percent interest in TJM. MBA and MB contributed all of their North American engineered lumber technology and manufacturing facilities for a 49 percent interest in TJM. The Company, MBA, and MB also contributed all patents and trademarks relating to their combined engineered lumber business.
     Goodwill recognized in the transaction is being amortized using the straight-line method over 25 years. As of December 31, 1994, a total of $3,380,000 of this goodwill has been amortized. Goodwill expense was $1,040,000 each year in 1994, 1993, and 1992.
     On October 3, 1994, the Company, SealRite Windows Inc. (SealRite), and Oldach Window Corp. (Oldach) formed Outlook.
     The Company contributed all of its Norco Windows, Inc. (Norco) window operations for a 64 percent ownership in Outlook. SealRite and Oldach each contributed their window operations for a 36 percent ownership.
     The formation of Outlook was accounted for under the purchase method of accounting. The company's contribution of its Norco window operations has been reflected at its historical cost and was unadjusted by the formation of Outlook. The respective assets and liabilities of SealRite and Oldach have been recorded at their relative market value and are as follows:

================================================================================

          EXPRESSED IN THOUSANDS
          Current assets                                      $ 13,960
          Property and equipment                                 2,358
          Other assets                                             141
          Goodwill                                              26,163

          Current liabilities                                   (6,984)
          Long-term debt                                       (17,638)
                                                              --------
                                                              $ 18,000
                                                              --------
                                                              --------

================================================================================

     The accounts of Outlook have been included in the company's consolidated financial statements since October 3, 1994. Goodwill recognized in the transaction is being amortized using the straight-line method over 40 years. As of December 31, 1994, a total of $168,000 of this goodwill has been amortized.
     If the formation of Outlook had occurred as of the beginning of 1994, net sales would have been $650,409,000, net income would have been $10,124,000, and net income per fully diluted share would have been $.50. If the formation of Outlook had occurred as of the beginning of 1993, net sales would have been $586,907,000, net income would have been $13,478,000, and net income per fully diluted share would have been $.82. These summarized, unaudited, pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations that would have resulted had the transaction been consummated at the beginning of 1994 or 1993, or that may occur in the future.


                                    44 of 51

3  DEBT

     The Company has a $75 million Revolving Credit Facility (the "Credit Facility") provided by a syndicate of banks. The Credit Facility provides several interest rate options, none of which exceeds prime, and matures on October 11, 1997. At December 31, 1994, there was $35,000,000 borrowed under this facility. The Credit Facility includes various customary financial covenants. These include a limitation of indebtedness equal to 50 percent of total capitalization (including minority interest), a limitation on restricted payments, and requirements to maintain (i) a minimum of net worth, and (ii) ratios of cash flow compared to indebtedness and debt service. The company's other long-term debt agreements also include customary financial covenants. Under the most restrictive of these agreements, retained earnings available for cash dividends at December 31, 1994, was $11,319,000.
     At year-end, the Company also has available unsecured, committed lines of credit totaling $13,565,000 with foreign and domestic banks. The interest rate on any loan, determined at the time of the borrowing, would not exceed the lending bank's prevailing prime rate. Arrangements with the domestic banks provide for a commitment fee of 1/4%. At December 31, 1994, there was $3,753,000 at 6.54 percent borrowed under these agreements. At January 1, 1994, and January 2, 1993, there was $4,007,000 at 3.58 percent and $21,466,000 at 4.79 percent, respectively, borrowed under similar arrangements. Long-term debt consisted of the following:

LONG-TERM DEBT

===================================================================================================================
EXPRESSED IN THOUSANDS
                                                          December 31, 1994     January 1, 1994     January 2, 1993
-------------------------------------------------------------------------------------------------------------------
Borrowings under the Credit Facility, 5.97% weighted
  average interest rate at December 31, 1994, payable
  no later than October 11, 1997                                   $ 35,000             $    --             $    --
Industrial revenue bonds, 7.08% weighted average
  interest rate during 1994, payable in varying
  amounts through 2024                                               51,450               9,200               9,950
Industrial revenue variable rate demand bonds, interest
  rates established weekly, 2.93% weighted average during
  1994, payable in varying amounts through 2009                      16,400              16,400              16,400
Note payable with a foreign bank, 9.51% weighted average
  interest rate at January 1, 1994                                      --                7,168               7,950
Other                                                                  219                  --                   --
                                                          ---------------------------------------------------------
                                                                    103,069              32,768              34,300
Less current portion                                                   (570)             (1,891)             (1,228)
                                                          ---------------------------------------------------------
                                                                   $102,499             $30,877             $33,072

===================================================================================================================

     During 1994, $43,500,000 of industrial revenue bonds were issued to finance construction of a TimberStrand[REGISTERED TRADEMARK] LSL manufacturing plant near Hazard, Kentucky. These bonds have a fixed interest rate of 7.00 percent, provide for semi-annual interest payments beginning December 1, 1994, with the principal due in 2024 and are unsecured. All of the other industrial revenue bonds are secured by the property and equipment acquired with the bond proceeds and any unexpended bond funds. At December 31, 1994, the cost of such property and equipment was approximately $24,400,000.
     Effective December 31, 1994, the Company sold its wholly owned subsidiary, Dashwood Industries Limited, including all of the shares of R. Laflamme & Frere, Inc. The note payable with a foreign bank was assumed by the purchaser.
     The scheduled payments of long-term debt are $570,000 in 1995, $524,000 in 1996, $35,400,000 in 1997, $395,000 in 1998, $420,000 in 1999, and $65,760,000
thereafter. The company's variable rate demand bonds are supported by irrevocable letters of credit. These letters of credit, together with the company's revolving line of credit, allow the Company to borrow for periods in excess of one year, if drawn upon to repay bondholders.
     Debt is recorded at cost, net of any discount or premium, which approximates fair value base on borrowing rates currently available to the Company for debt with similar terms and maturities.


                                    45 of 51

4  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

===================================================================================================================

EXPRESSED IN THOUSANDS
                                                               DECEMBER 31,          January 1,          January 2,
                                                                       1994                1994                1993
-------------------------------------------------------------------------------------------------------------------
Salaries, wages, and commissions                                    $ 3,515             $ 5,110             $ 4,533
Retirement plans and other associate benefits                        13,556              13,761               8,305
Estimated other retained risks                                        2,458               2,149                 728
Other                                                                 9,021               6,535               6,041
                                                               ----------------------------------------------------
                                                                    $28,550             $27,555             $19,607

===================================================================================================================

5 INCOME TAXES

Income (loss) before income taxes and income taxes (benefits) include the following:

===================================================================================================================

EXPRESSED IN THOUSANDS
                                                                       1994                1993                1992
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
  U.S.                                                              $23,249             $25,587             $ 9,070
  Canada                                                             (6,673)             (5,587)             (8,207)
                                                               ----------------------------------------------------
                                                                    $16,576             $20,000                $863
                                                               ----------------------------------------------------
                                                               ----------------------------------------------------

Income taxes (benefits)
  Current income taxes
    U.S. federal                                                    $ 5,957             $ 5,638             $(5,926)
    U.S. state                                                        1,780                 (78)                 --
    Canada                                                             (822)                168              (1,123)
                                                               ----------------------------------------------------
                                                                      6,915               5,728              (7,049)
                                                               ----------------------------------------------------

  Deferred income taxes
    U.S. federal                                                        659               1,453               3,701
    U.S. state                                                         (329)              1,565                 (84)
    Canada                                                              483              (1,274)             (2,116)
                                                               ----------------------------------------------------
                                                                        813               1,744               1,501
                                                               ----------------------------------------------------
                                                                    $ 7,728             $ 7,472             $(5,548)
                                                               ----------------------------------------------------
                                                               ----------------------------------------------------

===================================================================================================================

  The company's effective income tax rate varied from the U.S. federal statutory income tax rate for the following reasons:

===================================================================================================================

EXPRESSED IN THOUSANDS
                                                                         1994                   1993           1992
-------------------------------------------------------------------------------------------------------------------
U.S. federal statutory income tax rate                          $5,801           35.0%          35.0%          34.0%
TJM tax depreciation allocation                                     --             --           (6.6)        (500.2)
Reversal of excess tax reserves provided in prior years           (690)          (4.2)          (2.0)        (182.5)

Foreign income (losses) at different rates                       1,997           12.0            4.3           (9.3)
State income taxes, net of federal effect                          943            5.7            4.8            4.3
Other items                                                       (323)          (1.9)           1.9           10.8
                                                               ----------------------------------------------------
Effective income tax rate                                       $7,728           46.6%          37.4%        (642.9)%

===================================================================================================================


                                    46 of 51

The deferred tax liabilities and assets included in the consolidated balance sheets, computed under Statement No. 109, are comprised of the following:

===================================================================================================================

EXPRESSED IN THOUSANDS
                                                                         DECEMBER 31,     January 1,     January 2,
                                                                                 1994           1994           1993
-------------------------------------------------------------------------------------------------------------------
Tax in excess of book depreciation                                           $(13,881)      $(15,632)      $(11,022)
Other                                                                          (2,655)        (1,154)          (697)
                                                                         ------------------------------------------
Total deferred tax liabilities                                                (16,536)       (16,786)       (11,719)
                                                                         ------------------------------------------

Reserves not yet deductible for tax purposes                                    6,686          6,538          5,972
Net operating loss carryforwards                                                2,408          5,220          3,278
Alternative minimum tax credit carryforward                                     4,106          3,997          1,297
Other                                                                           2,249          1,928            796
                                                                         ------------------------------------------
Total deferred tax assets                                                      15,449         17,683         11,343
Less valuation allowances                                                      (1,202)        (2,045)        (1,252)
                                                                         ------------------------------------------
                                                                              $(2,289)       $(1,148)       $(1,628)
                                                                         ------------------------------------------
                                                                         ------------------------------------------

Classified as
  Other (current assets)                                                       $5,803         $7,281         $3,905
  Deferred income taxes (long-term liabilities)                                (8,092)        (8,429)        (5,533)
                                                                         ------------------------------------------
                                                                              $(2,289)       $(1,148)       $(1,628)
                                                                         ------------------------------------------
                                                                         ------------------------------------------

===================================================================================================================

The company's alternative minimum tax credits of $4,106,000 at December 31, 1994, are available indefinitely.


6  RETIREMENT PLANS AND INCENTIVE BONUS PROGRAMS

     Most of the company's employees are covered under defined contribution retirement plans and are also participants in the company's Employee Stock Ownership Plan (ESOP). Benefits under these plans are limited to each individual's fund balances.
     In September 1990, the ESOP borrowed $15 million at a 9 percent interest rate from the Company. This term loan matures on March 31, 2011, and has no prepayment penalties. Proceeds from the loan were used by the ESOP to purchase 1,269,842 shares of newly issued ESOP preferred stock from the Company. The ESOP preferred stock is described in Note 7.
     In connection with the above transactions, the Company has guaranteed that over the term of the loan, it will make sufficient contributions to the ESOP to allow the ESOP to repay the loan to the Company. This guarantee has been recorded as Guaranteed ESOP benefit in Stockholders' Equity. The company's annual contributions to the ESOP are based on a formula. The contributions, together with all dividends on the ESOP preferred shares, will be used by the ESOP to make the necessary interest payments and any principal prepayments. With each loan payment, a portion of the ESOP preferred stock is released and allocated to the employees' accounts in the ESOP. The Guaranteed ESOP benefit is amortized based on the shares allocated method of calculating expense. The annual expense associated with the ESOP was approximately $676,000 in 1994, $995,000 in 1993, $1,334,000 in 1992.
     The Company matches certain contributions of participating associates to its retirement plans. Contributions to these plans were approximately $11,715,000 in 1994, $8,617,000 in 1993, and $6,436,000 in 1992, of which approximately 51 percent, 57 percent, and 64 percent, respectively, resulted from contributions made under the compensation reduction agreement provision of the plans.
     Substantially all of the company's officers and key employees participate in incentive bonus programs which are based on formulas or are discretionary. Amounts charged to income under the programs were approximately $2,129,000 in 1994, $2,824,000 in 1993, and $1,748,000 in 1992.


                                    47 of 51

7  STOCKHOLDERS' EQUITY

     At December 31, 1994, there were 200,000,000 shares of common stock ($1.00 par value) and 10,000,000 shares of preferred stock ($1.00 par value) authorized. In September 1990, the Company issued 1,269,842 shares of $1.00 par value ESOP preferred stock at $11.8125 per share (liquidation preference) to the ESOP. Each share of the ESOP preferred stock is convertible into the company's common stock at the higher of the liquidation preference or the fair market value of the underlying common stock. The Company has the option to satisfy any conversion in cash, common stock, or any combination thereof. The ESOP preferred stock has voting rights equal to one vote per share and is entitled to preferential dividends of $1.065 per share each year. The ESOP preferred stock is redeemable at the company's option under certain circumstances.
     On August 26, 1993, the company's Board of Directors declared a two-for-one stock split in the form of a 100 percent stock dividend. On October 1, 1993, one share of common stock was issued for each share outstanding as of September 7, 1993. The stock split was recorded in accordance with the declaration whereby retained earnings was charged and common stock was credited with $6,612,094, representing the aggregate of the par value of the shares issued. All per share information included in these financial statements and notes is based on the increased number of shares of common stock after giving retroactive effect to the stock split.
     The company's Board of Directors on August 26, 1993, also authorized the retirement of 1,272,675 shares of treasury stock. The retirement of treasury stock was recorded in accordance with the authorization whereby retained earnings and common stock were charged $17,343,947 and $1,272,675, respectively, and treasury stock was credited with $18,616,622, representing the aggregate cost of the treasury stock. In September 1990, the company's Board of Directors authorized a program to repurchase up to $15,000,000 of its own stock at market price. At December 31, 1994, $2,935,000 of additional stock could be acquired under this program.
     In November 1993, the Company completed a public offering of 3,500,000 shares of common stock at $28.50 per share. The net proceeds of the stock offering after deducting applicable issuance costs and expenses were $94,450,000. The proceeds were used to repay $18,848,000 of short-term debt under line of credit arrangements. The balance of the proceeds will be used for other general corporate purposes, including the company's announced capacity expansion in its engineered lumber business, working capital, and acquisitions the Company reviews from time to time in the regular course of business.
     In 1989, the Company issued common stock purchase rights to each stockholder. These rights generally become exercisable 10 days following the public announcement of the acquisition by a person or group of 20 percent or more of the company's common stock or a tender offer being made for 30 percent or more of the common stock. With certain exceptions, if the Company is thereafter involved in a merger or other business combination, or more than 50 percent of the company's assets or earning power is sold, the rights permit each holder to purchase common stock of the acquiring company at 50 percent of its market value. If the rights are triggered and the Company is the surviving corporation in a merger, the rights permit holders, other than the person or group that triggered exercisability of the rights, to purchase shares of the company's common stock at a 50 percent discount from the then current market value. The rights, which expire in September 1999, are non-voting and may be redeemed by the Company at $.005 per right at any time until 10 days following the date the rights are triggered. Under certain circumstances, the Board of Directors may extend the redemption period beyond the 10 days and may amend certain provisions of the rights plan. In connection with these rights, the Board of Directors has reserved for issuance the same number of shares as are outstanding at any point in time.
     The Company has five stock option plans in effect for officers and key associates. At December 31, 1994, 1,279,562 shares were reserved for issuance under these plans. Under the terms of these plans, which have been approved by the company's stockholders, incentive stock options may be issued at an exercise price of not less than the fair market value of the stock on date of grant and nonstatutory options may be issued at a $1.00 exercise price. The outstanding options and exercise prices are adjusted to reflect any stock splits and stock dividends. The incentive stock options become exercisable three years after date of grant, and, depending upon Board of Director determination at the time of grant, the nonstatutory options either become exercisable three years after date of grant or in 20 percent annual installments commencing five years after date of grant. All unexercised options expire 10 years after date of grant.


                                    48 of 51

     At December 31, 1994, a total of 120,000 incentive stock options and 736,605 nonstatutory options were outstanding under the plans. The ability to grant options under the existing plans expires at various dates to February 2003.
     Stock option transactions are summarized as follows (after giving retroactive effect to the stock split):

STOCK OPTION TRANSACTIONS
===================================================================================================================

                                                                                1994            1993           1992
-------------------------------------------------------------------------------------------------------------------
Number of Option Shares
  Granted                                                                     107,900        136,250        212,600
  Became exercisable                                                          255,732         79,981         83,858
  Exercised                                                                   177,406        110,046        127,528
  Canceled                                                                    124,635         15,412         25,734
  Outstanding at end of year                                                  856,605      1,050,746      1,039,954
  Exercisable at end of year                                                  227,073        149,547        179,612
Option Price Range (per share)
  Granted                                                                   $    1.00      $     .50      $     .50
  Exercised                                                                  .25-9.38       .25-9.38       .25-9.38
  Outstanding at end of year                                                 .25-9.38       .25-9.38       .25-9.38

===================================================================================================================

     For nonstatutory stock options, the excess of the fair market value over the exercise price on date of grant is accrued ratably as compensation expense from the date of grant to the exercisable date. No accounting entries are made for incentive stock options until they are exercised.


8  LEASES

     Basic or minimum rental expenses for operating and month-to-month leases amounted to $6,144,000 in 1994, $5,540,000 in 1993, and $5,511,000 in 1992.
     The Company has various operating leases with initial or remaining terms of more than one year. These leases have minimum lease payment requirements of $5,854,000 in 1995, $4,505,000 in 1996, $3,654,000 in 1997, $2,877,000 in 1998,
and $1,801,000 in 1999. In addition to minimum rentals, certain lease agreements provide for usage charges and cost-of-living increases. Lease agreements related to real property have fixed payment terms based upon the lapse of time.
     Certain lease agreements provide the Company with the option to purchase the leased property at the end of the lease term at approximately fair market value. Additionally, certain lease agreements contain renewal options of up to three years with substantially the same terms.


                                    49 of 51

9  RELATED PARTY TRANSACTIONS
     TJM sells to MacMillan Bloedel Building Materials (MBBM), a division of MB, on terms comparable to other Company distributors. Sales to MBBM were $116,452,000, $104,376,000, and $52,379,000 in 1994, 1993, and 1992,
respectively. Accounts receivable from MBBM at December 31, 1994, were $2,188,000, at January 1, 1994, were $8,098,000, and at January 2, 1993, were
$1,859,000. Amounts due from MBBM are included in receivables in the accompanying consolidated balance sheets.
     MB provides certain technological and research assistance and computer services support to TJM. Amounts incurred under this arrangement with MB were $1,933,000, $1,223,000, and $2,851,000, for 1994, 1993, and 1992, respectively.
     Quarterly, the partnerships make cash distributions to the Partners in lieu of state and federal income taxes. Payments of $10,471,000, $4,455,000, and $445,000 were made to MBA in 1994, 1993, and 1992, respectively. There were no partner distributions made to the Outlook partners.
     Certain employees who perform services for TJM at the former MB facilities remain on the payroll of MB. The Partnership Agreement provides that MB will be reimbursed for its actual payroll and related benefit costs relating to these employees. Payroll reimbursements to MB for 1994, 1993, and 1992 were $4,290,000, $5,164,000, and $4,539,000, respectively. MB also provides patent administration, computer services support, and engineering designs at the request of TJM. Amounts incurred under these arrangements were $26,000, $91,000, and $414,000 for 1994, 1993, and 1992, respectively. Total payables to MB and MBA for such services and tax distributions at December 31, 1994, January 1, 1994, and January 2, 1993, were $1,649,000, $3,120,000, and $1,519,000, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.


10 SALE OF SUBSIDIARIES

     Effective December 31, 1994, the Company sold its Canadian windows subsidiaries, Dashwood Industries Ltd. and Laflamme and Frere, Ltd. to Andersen Corporation. The agreement specifies a sale price which is approximately book value. At December 31, 1994, the Company recorded a $19.8 million receivable related to this sale, of which $2.7 million is recorded in other assets. This non-cash transaction is not reflected in the company's Consolidated Statements of Cash Flows.


11   GEOGRAPHIC INFORMATION

     The primary business of the Company is the manufacture and marketing of specialty building products for buildings in the light-construction industry. More than 90 percent of the company's sales are derived from this activity.
     The Company operates primarily in two countries, the United States and Canada; the majority of all sales are made domestically in those countries. Geographic information about the company's operations for the three years ended December 31, 1994, is as follows:

===================================================================================================================
EXPRESSED IN THOUSANDS
                                                                        United States         Canada   Consolidated
-------------------------------------------------------------------------------------------------------------------
1994    Sales to unaffiliated customers                                      $530,866        $88,010       $618,876
        Income (loss) from operations                                          46,543         (5,255)        41,288
        Identifiable assets                                                   578,476         36,001        614,477
                                                                        -------------------------------------------
1993    Sales to unaffiliated customers                                      $462,738        $88,466       $551,204
        Income (loss) from operations                                          36,113         (3,277)        32,836
        Identifiable assets                                                   401,187         53,789        454,976
                                                                        -------------------------------------------
1992    Sales to unaffiliated customers                                      $323,934        $76,546       $400,480
        Income (loss) from operations                                          (2,362)        (5,865)        (8,227)
        Identifiable assets                                                   292,754         52,735        345,489

===================================================================================================================

     Certain products are transferred between the United States and Canada for further manufacture and marketing; these transfers between geographic areas totaled approximately $16,243,000 in 1994, $23,344,000 in 1993, and $11,872,000
in 1992. The transfer price is approximately the same price charged to similar customers.


                                    50 of 51

12 INDUSTRY SEGMENTS

     The Company classifies its manufactured products into two core business units: engineered lumber products and window operations. Summary financial information by business unit is as follows:

===================================================================================================================

EXPRESSED IN THOUSANDS
                                                            Engineered         Window
                                                                Lumber     Operations          Other   Consolidated
-------------------------------------------------------------------------------------------------------------------
1994    Sales to unaffiliated customers                       $496,259       $122,617        $    --       $618,876
        Income (loss) from operations                           53,800         (8,895)        (3,617)        41,288
        Identifiable assets                                    464,828         83,987         65,662        614,477
        Depreciation and amortization                           24,276          4,029             38         28,343
        Capital expenditures                                   148,647          1,997          1,719        152,363
                                                            -------------------------------------------------------
1993    Sales to unaffiliated customers                       $436,874       $114,330        $    --       $551,204
        Income (loss) from operations                           45,995        (10,840)        (2,319)        32,836
        Identifiable assets                                    304,015         66,199         84,762        454,976
        Depreciation and amortization                           19,947          4,076             36         24,059
        Capital expenditures                                    30,004          5,414             --         35,418
                                                            -------------------------------------------------------
1992    Sales to unaffiliated customers                       $289,971       $110,509        $    --       $400,480
        Income (loss) from operations                           (3,998)          (402)        (3,827)        (8,227)
        Identifiable assets                                    277,474         63,174          4,841        345,489
        Depreciation and amortization                           18,295          3,576             26         21,897
        Capital expenditures                                    12,471          7,156             49         19,676
                                                            -------------------------------------------------------

===================================================================================================================



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the stockholders of TJ International, Inc.:

     We have audited the accompanying consolidated balance sheets of TJ International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994, January 1, 1994, and January 2, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TJ International, Inc. and subsidiaries as of December 31, 1994, January 1, 1994, and January 2, 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, effective as of the beginning of 1992, the Company changed its method of accounting for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board.



                                             /s/Arthur Andersen LLP

Boise, Idaho
February 2, 1995


                                    51 of 51