Form 10-Q
period 1995-04-01
TJ INTERNATIONAL INC
filed 1995-05-16
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


For Quarter Ended APRIL 1, 1995         Commission file number 0-7469



                             TJ INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                              82-0250992
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



200 E. Mallard Drive
BOISE, IDAHO                                                               83706
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code                (208) 364-3300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
     days.  Yes  X   No
                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     APRIL 28, 1995.  16,930,202 SHARES OF $1 PAR VALUE COMMON STOCK.

                                             EXHIBIT INDEX ON PAGE 14

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

The results of operations for the fiscal quarter ended April 1, 1995 are not necessarily indicative of the results that might be expected for the fiscal year ending December 30, 1995.

                             TJ INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              (AMOUNTS IN THOUSANDS)

                                                       APRIL 1,     DECEMBER 31,     APRIL 2,
                                                         1995           1994           1994
                                                     ------------   ------------   ------------
ASSETS
  Current assets
    Cash and cash equivalents                            $ 25,815       $ 57,627       $ 33,885
    Marketable securities                                  20,561         16,084          7,004
    Receivables, less allowances of
      $1,119,000, $1,066,000 and $502,000                  41,300         49,157         39,443
    Inventories                                            65,573         56,612         75,574
    Other                                                  10,991          8,967         12,150
                                                     ------------   ------------   ------------
                                                          164,240        188,447        168,056

  Property
    Property and equipment                                526,773        488,841        382,769
    Less - accumulated depreciation                      (145,362)      (137,384)      (124,493)
                                                     ------------   ------------   ------------
                                                          381,411        351,457        258,276

  Goodwill                                                 48,447         48,889         23,400
  Unexpended bond funds                                     6,784         11,550             --
  Other assets                                             15,735         14,134          9,277
                                                     ------------   ------------   ------------
                                                         $616,617       $614,477       $459,009
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------
Liabilities and stockholders' equity
  Current liabilities
    Notes payable                                        $     --       $  3,753       $  1,180
    Current portion of long-term debt                         320            570          1,914
    Accounts payable                                       36,926         29,497         33,132
    Accrued liabilities                                    25,909         28,550         23,196
                                                     ------------   ------------   ------------
                                                           63,155         62,370         59,402

  Long-term debt, excluding current portion               102,478        102,499         30,350
  Deferred income taxes                                     8,091          8,092          7,465
  Other long-term liabilities                              11,808         11,777         14,055

  Minority interest in partnerships                       190,619        189,181        111,691

  Stockholders' equity
    ESOP Convertible Preferred Stock, $1.00 par
      value, authorized 10,000,000 shares,
      issued 1,247,837, 1,249,582 and 1,257,286            14,723         14,744         14,835
    Guaranteed ESOP benefit                               (11,766)       (12,100)       (12,390)
    Common stock, $1.00 par value, authorized
      200,000,000 shares, issued
      16,930,202, 16,915,536 and 15,796,318                16,930         16,916         16,796
    Paid-in capital                                       138,132        138,003        136,246
    Retained earnings                                      85,703         86,355         83,544
    Cumulative translation adjustments                     (3,256)        (3,360)        (2,985)
                                                     ------------   ------------   ------------
                                                          240,466        240,558        236,046
                                                     ------------   ------------   ------------
                                                         $616,617       $614,477       $459,009
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

                              TJ INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  (AMOUNTS IN THOUSANDS
                                                 EXCEPT PER SHARE FIGURES)

                                                       FOR THE FISCAL
                                                        QUARTER ENDED
                                              ----------------------------------
                                                 APRIL 1,            APRIL 2,
                                                   1995                1994
                                              ---------------     --------------
Sales                                               $129,100           $135,048
                                              ---------------     --------------
Costs and expenses
  Cost of sales                                      103,243             99,328
  Selling expenses                                    14,009             15,613
  Administrative expenses                              9,627              8,198
                                              ---------------     --------------
                                                     126,879            123,139
                                              ---------------     --------------
Income from operations                                 2,221             11,909

Investment income, net                                   927                541

Interest expense                                         ---                ---

Minority interest in partnerships                    (2,509)            (7,960)
                                              ---------------     --------------
Income before income taxes                               639              4,490

Income taxes                                             125              1,931
                                              ---------------     --------------
Net income                                              $514             $2,559
                                              ---------------     --------------
                                              ---------------     --------------
Net income per common share
  Primary                                              $0.02              $0.13
                                              ---------------     --------------
                                              ---------------     --------------
  Fully Diluted                                        $0.02              $0.13
                                              ---------------     --------------
                                              ---------------     --------------
Dividends declared per common share                   $0.055             $0.055
                                              ---------------     --------------
                                              ---------------     --------------
Weighted average number of common shares
  outstanding during the periods
    Primary                                           17,397             17,350
                                              ---------------     --------------
                                              ---------------     --------------
    Fully diluted                                     18,656             18,617
                                              ---------------     --------------
                                              ---------------     --------------

                             TJ INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE FISCAL QUARTER ENDED
                         APRIL 1, 1995 AND APRIL 2, 1994
                                   (UNAUDITED)

                                                      (AMOUNTS IN THOUSANDS)


                                                    APRIL 1,          APRIL 2,
                                                      1995              1994
                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
   Net income                                    $        514      $      2,559
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                     7,863             6,898
      Minority interest in partnerships                 2,509             7,960
      Other, net                                          179                --
   Change in working capital items:
      Receivables                                      (4,602)            6,266
      Inventories                                      (8,961)          (22,493)
      Other current assets                             (2,024)           (2,999)
      Accounts payable and accrued liabilities          5,738             3,332
   Other, net                                          (1,041)           (2,725)
                                                  ------------      ------------
   Net cash flow provided (used) in operating
      activites                                  $        175      $     (1,202)
                                                  ------------      ------------
                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
   Capital expenditures                          $    (39,000)     $    (26,868)
   Purchase of marketable securities                   (4,477)               --
   Decrease in unexpended bond funds                    4,766                --
   Proceeds from notes receivable                      11,998                --
   Other, net                                             419               926
                                                  ------------      ------------
   Net cash used in investing activities         $    (26,294)     $    (25,942)
                                                  ------------      ------------
                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
   Cash dividends paid on common stock           $       (931)     $       (921)
   Minority partners tax distributions                   (762)           (2,231)
   Net repayments under lines of credit                (3,753)           (2,847)
   Principal payments of long-term debt                  (250)             (200)
   Other, net                                               3               260
                                                  ------------      ------------
   Net cash used by financing
      activities                                 $     (5,693)     $     (5,939)
                                                  ------------      ------------
                                                  ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS
- ---------------------------------------
   Net decrease in cash and cash
      equivalents                                $    (31,812)     $    (33,083)

   Cash and cash equivalents at beginning
      of year                                          57,627            66,968
                                                  ------------      ------------

   Cash and cash equivalents at end of period    $     25,815      $     33,885
                                                  ------------      ------------
                                                  ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- -------------------------------------------------
   Cash paid during the period for:
      Interest, net amounts capitalized          $         --      $         --
      Income taxes, net                                   650             1,166

                             TJ INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVENTORIES

Inventories consisted of the following:

                                            (amounts in thousands)

                                        April 1,   Dec. 31,    April 2,
                                          1995       1994        1994
                                        -------    -------     -------
          Finished goods                $34,100    $27,512     $39,266
          Raw materials and
             work-in-progress            35,587     34,363      40,673
                                        -------    -------     -------
                                         69,687     61,875      79,939
          Reduction to LIFO cost         (4,114)    (5,263)     (4,365)
                                        -------    -------     -------

                                        $65,573    $56,612     $75,574
                                        -------    -------     -------
                                        -------    -------     -------

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


NET INCOME PER COMMON SHARE:

Primary net income per common share is based on net income adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents. Fully diluted net income per common share assumes conversion of the ESOP convertible preferred stock into common stock at the date of issuance.

Primary net income and fully diluted net income was calculated as follows:

                                           For the fiscal
                                           quarter ended
                                         ------------------
                                         April 1,   April 2,
                                           1995       1994
                                         ------------------
PRIMARY NET INCOME
- ------------------
Net income as
   reported                              $   514    $ 2,559

Preferred stock dividends, net
   of related tax benefits                  (236)      (233)
                                         -------    -------

Primary net income                       $   278    $ 2,326
                                         -------    -------
                                         -------    -------

FULLY DILUTED NET INCOME (LOSS)

Net income as
   reported                              $   514    $ 2,559

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                     (183)      (180)
                                         -------    -------

Fully diluted net income                 $   331    $ 2,379
                                         -------    -------


INDUSTRY  SEGMENTS

The Company classifies its manufactured products into two core business units: engineered lumber products and window operations. Summary financial information by business unit is as follows:

                                                 (amounts in thousands)

FOR THE FISCAL QUARTER ENDED
                                             Engineered      Window
                                               Lumber       Operations      Other       Consolidated
                                             ----------     ----------      -----       ------------
April 1, 1995
   Sales to unaffiliated customers             $109,940       $ 19,160        $ ---         $129,100
   Income (loss) from operations                  5,114         (2,319)        (574)           2,221

April 2, 1994

   Sales to unaffiliated customers             $118,229       $ 16,819        $ ---         $135,048
   Income (loss) from operations               $ 16,537       $ (4,165)       $(463)        $ 11,909

                             TJ INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                   FOR THE FISCAL QUARTER ENDED APRIL 1, 1995


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The company's sales by quarter during the current year and for the preceding four years are as follows:

                                SALES BY QUARTER
                                ----------------
                             (AMOUNTS IN THOUSANDS)

QUARTER        1995          1994         1993          1992            1991
- -------      --------      --------     --------      --------        --------
First        $129,100      $135,048     $114,111      $ 75,561        $ 45,330
Second       ========       163,484      139,639       111,024          79,679
Third                       171,715      152,729       113,512          84,838
Fourth                      148,629      144,725       100,383          73,363
                           --------     --------      --------        --------
                           $618,876     $551,204      $400,480        $283,210
                           ========     ========      ========        ========

GENERAL

The company's operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns. The seasonality of this industry, which is particularly pronounced in the colder climates of the Northern, Mid-Western, and Rocky Mountain regions of the United States, has an especially significant impact on the company's window operations which are predominantly located in these regions. As a result of this seasonal patterns, the company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

The company's engineered lumber products continue to gain market acceptance as high-quality substitutes for large-dimension structural lumber. Through the company's marketing efforts, builders and other wood users are recognizing the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products. The Company believes that this trend will continue well into the future.

No other company possesses the range of engineered lumber products, the levels of service and technical support, nor the second generation technologies of TimberStrand [REGISTERED TRADEMARK] laminated strand lumber (LSL) or Parallam [REGISTERED TRADEMARK] parallel strand lumber (PSL). There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber (LVL) products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to the company's oldest generation technologies.

The Company believes its network of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber, While competition helps expand the market for engineered lumber including those manufactured by the Company, it may also make the existing markets more price competitive. It is likely these trends of increased price competition for traditional engineered lumber products will continue for the foreseeable future.

The company's window and door products compete in the marketplace by striving to provide reliable product quality and high levels of service through locally tailored distribution channels. The marketing strategy involves establishing strong regional customer bases through superior products and personal service. The Company presently intends to sell or otherwise divest of its interest in the window and door business depending on available opportunities.

FIRST QUARTER OF 1995 COMPARED WITH THE FIRST QUARTER OF 1994

Sales for the first quarter of 1995 decreased $5.9 million or 4% from the comparable period in 1994. The first quarter 1995 sales were achieved in a market environment of lower housing starts and lower lumber prices as compared to the first quarter 1994. In addition, the quarter was influenced by the continuing reluctance of the company's distribution customers to accumulate inventory in anticipation of the spring building season. Despite the soft market environment of the first quarter, unit volume sales of the company's engineered lumber products increased approximately 2% from the volumes sold in the first quarter of 1994.

Sales of the company's engineered lumber products decreased 7% to $109.9 million, as compared to $118.2 million in the first quarter of 1994. Prices for engineered lumber products were on average approximately 9% lower in the first quarter of 1995 as compared to the first quarter of 1994. The price reductions continue the company's strategy of maintaining competitively priced products. Prices of commodity lumber, which remains the primary competition for the company's products were down as much as 30% in this year's first quarter as compared to the near record higher levels of last year's first quarter. Additionally, the Company continues to experience price competition from competitor's look-alike products. Unit volumes sold increased 2% in the first quarter as compared to 1994. Unit volume growth was led by the company's new technology, TimberStrand-Registered Trademark- LSL products.

A number of factors combined to pressure margins, which declined to 20.0% as compared to 26.4% for the same period in 1994. The sales price pressures discussed previously, combined with increased raw material costs adversely impacted margins. In addition, the Company incurred approximately $1.6 million of start-up expenses at its Kentucky TimberStrand-Registered Trademark- LSL and West Virginia combination Parallam-Registered Trademark- PSL and Microllam
- -Registered Trademark- LVL plants.  The company's Deerwood TimberStrand
- -Registered Trademark- LSL plant in Deerwood, Minnesota saw continued improvement in both lower unit costs and higher sales realizations.

Window and door sales in the quarter were $19.1 million as compared to $16.8 million in the first quarter of 1994. The operating loss was reduced from $4.2 million in 1994 to $2.3 million in the first quarter of 1995. The positive improvements reflect the sale of the company's Canadian window business at the end of 1994 and combining its remaining window business, Norco Windows, Inc. with SealRite Windows and Oldach Windows to form Outlook Window Partnership.
The Company owns a 64% interest in Outlook. However, in accordance with the terms of the Partnership Agreement which specifies the Company will be allocated any loss by Norco in 1995, all the first quarter loss by Norco was recorded by the Company.

Selling expenses decreased in absolute dollars and as a percent of sales. This decrease was primarily from lower variable selling expenses on lower sales combined with a reduction in window selling expenses.

Administrative expenses increased in absolute dollars and as a percentage of sales. The increase reflects the company's investment in information systems and management resources to accommodate the company's growth and to properly support the developing technologies.

The $5.5 million decrease in minority interest from $8.0 million to $2.5 million reflects, first, the decline in operating income at the engineered lumber partnership and secondly, the allocation of 64% of the remaining losses incurred by the Outlook Windows business.




LIQUIDITY AND CAPITAL RESOURCES

APRIL 1, 1995 COMPARED TO DECEMBER 31, 1994

Working capital decreased $25 million during the three months ended April 1, 1995. The decrease, was due primarily to payments for the continuing construction of the company's two new technology plants. Additionally a source of cash came from the partial collection of the note receivable from Anderson Windows for the sale of the company's Canadian subsidiaries in 1994.

APRIL 1, 1995 COMPARED TO APRIL 2, 1994

Working capital declined slightly from $108.7 million at April 2, 1994 to $101.0 million at April 1, 1995. The decrease between periods is largely due to lower inventory levels. While the Company plans an accumulation of inventory through the first quarter of each year to meet the higher demand in the summer months, the 1994 levels were all-time highs for the Company.

The company's' Board of Directors approved a capacity expansion program in 1993 that includes construction of a plant near Hazard, Kentucky, that will manufacture TimberStrand-Registered Trademark- LSL. Construction commenced in the fall of 1993, and when the plant is completed, expenditures are expected to be just over $100 million. In addition, the company's Board of Directors approved construction of a plant that will manufacture both Microllam-TM-
LVL and Parallam-Registered Trademark- PSL near Buckhannon, West Virginia, at an expected cost of approximately $85 million. Construction on this plant commenced in the second quarter of 1994. The Company has spent $140 million on these projects to date and expects to spend the balance during the remainder of 1995. The Company is evaluating potential sites for a third TimberStrand
- -Registered Trademark- LSL plant, or an additional combination Microllam-TM-LVL and Parallam-Registered Trademark- PSL plant, but has not determined whether or when to proceed with that plant.

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

The Company believes that current cash balances, cash generated from operation, and borrowing under a $75 million Revolving Credit Facility will be sufficient to meet the company's working capital expansion program approved by the Board of Directors and to fund anticipated start-up losses at its Hazard and Buckhannon plants. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other capital requirements as they arise, or to fund an acquisition.

Substantially all of the company's operating assets are held, and revenue generated by its partnerships. Distributions of cash by the partnerships to the Company require either a super majority or unanimous consent of the partnerships' Management Boards, with include members of both the Company and its partners. Accordingly, there can be no assurance that distributions will be approved for the payment of dividends, to fund the company's expenses not incurred by the partnerships' operations, or for other purposes.































Microllam-TM- is a trademark of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

Parallam-Registered Trademark- and TimberStrand-Registered Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

                             TJ INTERNATIONAL, INC.
                                     PART II
                                OTHER INFORMATION


Item 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Filed as an exhibit to this report is the following:

            (27) Financial Data Schedule

       (b) The Company filed a current report dated January 4, 1995 on Form 8-K. In that report, the Company disclosed, under "Item 6, Other Events" that Thomas H. Denig would replace current President and CEO, Walter C. Minnick.

                              TJ INTERNATIONAL INC.
                                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TJ INTERNATIONAL, INC.


                              /s/  VALERIE A. HEUSIKVELD
                              -------------------------------------------------
                              Valerie A. Heusinkveld
                              Vice President, Finance & Chief
                                 Financial Officer


Date:   May 16, 1995

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                              EXHIBITS TO FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL QUARTER ENDED APRIL 1, 1995  COMMISSION FILE NUMBER 0-7469

                             TJ INTERNATIONAL, INC.

                                  EXHIBIT INDEX


Exhibits                                                              Page
- --------                                                              ----

(27)  Financial Data Schedule                                       Document 2