Form 10-Q
period 1995-07-01
TJ INTERNATIONAL INC
filed 1995-08-14
CIK 99974

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.


For Quarter Ended July 1, 1995                    Commission file number 0-7469
                  ------------                                           ------

                              TJ INTERNATIONAL, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


DELAWARE                                                             82-0250992
------------------------------                              -------------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                              Identification No.)


200 E. Mallard Drive
BOISE, IDAHO                                                              83706
---------------------------------------                              ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (208) 364-3300
                                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been
     subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                   -----   ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     July 31, 1995.  17,086,907 shares of $1 par value common stock.
     ---------------------------------------------------------------

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

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year ended December 30, 1995.

                                    TJ INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                                           (amounts in thousands
                                                          except per share figures)

                                                For the fiscal               For the two
                                                quarter ended           fiscal quarters ended
                                          --------------------------  ---------------------------
                                            July 1,       July 2,        July 1,       July 2,
                                              1995         1994           1995           1994
                                          ------------  ------------  -------------  ------------

Sales                                        $148,597      $163,484       $277,697      $298,532
                                          ------------  ------------  -------------  ------------

Costs and expenses
      Cost of sales                           114,985       122,763        218,228       222,091
      Selling expenses                         17,061        15,117         31,070        30,730
      Administrative expenses                   8,013         7,937         17,640        16,135
                                          ------------  ------------  -------------  ------------
                                              140,059       145,817        266,938       268,956
                                          ------------  ------------  -------------  ------------

Income from operations                          8,538        17,667         10,759        29,576

Investment income, net                            924           383          1,851           924

Interest expense                                  ---           ---           ----           ---

Minority interest in Partnership               (5,186)       (8,950)        (7,695)      (16,910)
                                          ------------  ------------  -------------  ------------

Income before income taxes                      4,276         9,100          4,915        13,590

Income taxes                                    1,690         3,378          1,815         5,309
                                          ------------  ------------  -------------  ------------

Net income                                      2,586         5,722          3,100         8,281
                                          ------------  ------------  -------------  ------------
                                          ------------  ------------  -------------  ------------
Net income per common share
      Primary                                   $0.14         $0.32          $0.15         $0.45
                                          ------------  ------------  -------------  ------------
                                          ------------  ------------  -------------  ------------
      Fully Diluted                             $0.13         $0.30          $0.15         $0.43
                                          ------------  ------------  -------------  ------------
                                          ------------  ------------  -------------  ------------

Dividends declared per common share           $0.0550       $0.0550        $0.1100       $0.1100
                                          ------------  ------------  -------------  ------------
                                          ------------  ------------  -------------  ------------

Weighted average number of common shares
   outstanding during the periods
      Primary                                                               17,408        17,341
                                                                      -------------  ------------
                                                                      -------------  ------------
      Fully Diluted                                                         18,654        18,599
                                                                      -------------  ------------
                                                                      -------------  ------------

                                       TJ INTERNATIONAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                  (amounts in thousands)

                                                         July 1,      December 31,       July 2,
                                                          1995           1994             1994
                                                      ------------  ---------------  --------------
Assets
  Current assets
    Cash and cash equivalents                            $ 23,240        $ 57,627        $ 50,849
    Marketable securities                                  18,511          16,084           9,139
    Receivables, less allowances of
      $954,000, $1,066,000 and $752,000                    47,653          49,157          47,226
    Inventories                                            57,168          56,612          68,015
    Other                                                  10,147           8,967          11,322
                                                      ------------  ---------------  --------------
                                                          156,719         188,447         186,551
  Property
    Property and equipment                                564,405         488,841         416,774
    Less - accumulated depreciation                      (151,401)       (137,384)       (131,078)
                                                     ------------- --------------- ---------------
                                                          413,004         351,457         285,696

  Goodwill                                                 48,031          48,889          23,140
  Unexpended bond funds                                     2,889          11,550          42,630
  Other assets                                             16,088          14,134          10,938
                                                      ------------  ---------------  --------------
                                                         $636,731        $614,477        $548,955
                                                      ------------  ---------------  --------------
                                                      ------------  ---------------  --------------
Liabilities and stockholders' equity
  Current liabilities
    Notes payable                                          $2,063          $3,753          $1,278
    Current portion of long-term debt                         320             570           1,701
    Accounts payable                                       34,481          29,497          32,688
    Accrued liabilities                                    26,106          28,550          24,078
                                                      ------------  ---------------  --------------
                                                           62,970          62,370          59,745

  Long-term debt, excluding current portion               117,456         102,499          88,571
  Deferred income taxes                                     8,091           8,092           7,361
  Other long-term liabilities                              11,837          11,777          13,449

  Minority interest in Partnership                        192,974         189,181         137,428

  Stockholders' equity
    ESOP Convertible Preferred Stock, $1.00 par
      value, authorized 10,000,000 shares,
       issued 1,193,122 1,249,582 and 1,254,735            14,076          14,744          14,835
    Guaranteed ESOP benefit                               (11,535)        (12,100)        (11,460)
    Common stock, $1.00 par value, authorized
      200,000,000 shares, issued
      17,081,534, 16,915,536 and 16,872,055                17,082          16,916          16,872
    Paid-in capital                                       139,701         138,003         137,124
    Retained earnings                                      87,137          86,355          88,106
    Cumulative translation adjustments                     (3,058)         (3,360)         (3,076)
                                                      ------------  ---------------  --------------
                                                          243,403         240,558         242,401
                                                      ------------  ---------------  --------------
                                                         $636,731        $614,477        $548,955
                                                      ------------  ---------------  --------------
                                                      ------------  ---------------  --------------

                                      TJ INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE TWO FISCAL QUARTERS ENDED
                                JULY 1, 1995 AND JULY 2, 1994
                                        (Unaudited)
                                   (Amounts in Thousands)

                                                                       July 1,         July 2,
                                                                        1995             1994
                                                                   ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $    3,100      $    8,281
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                        15,416          13,765
   Minority interest in partnerships                                     7,695          16,910
   Other, net                                                             (258)             57
  Change in working capital items:
   Receivables                                                           1,504          (1,517)
   Inventories                                                            (556)        (14,934)
   Other current assets                                                 (2,155)         (1,075)
   Accounts payable and accrued liabilities                                545           4,178
  Other, net                                                               827          (2,622)
                                                                   -------------   ------------
  Net cash from operating activities                                $   26,118      $   23,043
                                                                   -------------   ------------
                                                                   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            $    (77,181)     $  (61,913)
  Marketable securities                                                 (2,427)         (2,135)
  Decrease (Increase) in unexpended bond funds                           8,661         (42,630)
  Other, net                                                               701            (161)
                                                                   -------------   ------------
  Net cash used in investing activities                           $    (70,246)     $ (106,839)
                                                                   -------------   ------------
                                                                   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock                             $     (1,862)     $   (1,844)
  Minority partners capital contributions                                -----          20,433
  Minority partners tax distributions                                   (2,841)         (5,437)
  Proceeds from issuance of long-term debt                              15,000          58,500
  Net (repayments) borrowings under lines of credit                     (1,690)         (2,729)
  Principal payments of long-term debt                                    (250)           (702)
  Other, net                                                             1,384            (544)
                                                                   -------------   ------------
  Net cash provided by financing
   activities                                                       $    9,741      $   67,677
                                                                   -------------   ------------
                                                                   -------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and cash
   equivalents                                                      $  (34,387)     $  (16,119)

  Cash and cash equivalents at beginning of year                        57,627          66,968
                                                                   -------------   ------------

  Cash and cash equivalents at end of period                        $   23,240      $   50,849
                                                                   -------------   ------------
                                                                   -------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
   Interest, net of amounts capitalized                             $      ---      $    1,206
   Income taxes (refunds), net                                      $    1,738      $    5,300


                             TJ INTERNATIONAL, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

INVENTORIES

Inventories consisted of the following:

                                  (amounts in thousands)

                                July 1,     Dec. 31,    July 2,
                                 1995        1994        1994
                               --------    --------     -------
       Finished goods           $30,280     $27,512     $32,364
       Raw materials and
        work-in-progress         33,349      34,363      39,869
                                -------     -------     -------
                                 63,629      61,875      72,233
       Reduction to LIFO cost    (6,461)     (5,263)     (4,218)
                                -------     -------     -------
                                $57,168     $56,612     $68,015
                                -------     -------     -------
                                -------     -------     -------

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

Primary net income and fully diluted net income were calculated as follows:

                                             (Amounts in Thousands)
                                       For the fiscal        For the two fiscal
                                       quarter ended            quarters ended
                                     ------------------     ------------------
                                     July 1,    July 2,     July 1,    July 2,
                                      1995       1994        1995        1994
                                     -------    -------     -------    -------
PRIMARY NET INCOME

Net income as reported               $ 2,586    $ 5,722     $ 3,100    $ 8,281

Preferred stock dividends,
  net of related tax benefits           (207)      (233)       (443)      (466)
                                     -------    -------     -------    -------

Primary net income                   $ 2,379    $ 5,489     $ 2,657    $ 7,815
                                     -------    -------     -------    -------
                                     -------    -------     -------    -------

FULLY DILUTED NET INCOME

Net income as reported               $ 2,586    $ 5,722     $ 3,100    $ 8,281

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                 (163)      (181)       (345)      (361)
                                     -------    -------     -------    -------

Fully diluted net income             $ 2,423    $ 5,541     $ 2,755    $ 7,920
                                     -------    -------     -------    -------
                                     -------    -------     -------    -------

INDUSTRY SEGMENTS

The Company classifies its manufactured products into two core business units: engineered lumber products and window operations. Summary financial information by business unit is as follows:

                                           (Amounts in Thousands)
For the                       Engineered     Window
Fiscal Quarter Ended            Lumber      Operations    Other    Consolidated
--------------------          ----------    ----------    -----    ------------

JULY 1, 1995
Sales to unaffiliated
   customers                  $ 123,883      $ 24,714      ---        148,597
Income (loss) from
   operations                    10,451        (1,086)     (827)        8,538

JULY 2, 1994
Sales to unaffiliated
   customers                    128,858        34,626      ---        163,484
Income (loss) from
   operations                    18,138          (321)     (150)       17,667


                               TJ INTERNATIONAL, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                     FOR THE FISCAL QUARTER ENDED JULY 1, 1995

OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated financial statements of income.

SALES

The Company's sales by quarter during the current year and the preceding four years are as follows:


Quarter            1995        1994        1993        1992        1991
-------          --------    --------    --------    --------    --------

First            $129,100    $135,048    $114,111    $ 75,561    $ 45,330
Second            148,597     163,484     139,639     111,024      79,679
Third                         171,715     152,729     113,512      84,838
Fourth                        148,629     144,725     100,383      73,363
                             --------    --------    --------    --------
                  277,697     618,876     551,204     400,480     283,210
                 --------    --------    --------    --------    --------
                 --------    --------    --------    --------    --------


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

The company's engineered lumber products continue to gain market acceptance as high-quality substitutes for large-dimension structural lumber. Through the company's intensive marketing efforts, builders and other wood users are increasingly recognizing the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products. The Company believes that this trend will continue well into the future.

No other company possesses the range of engineered lumber products, the levels of service and technical support, nor the second generation technologies of TimberStrand-registration mark- laminated strand lumber (LSL) or Parallam-registration mark- parallel strand lumber (PSL). There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber (LVL) products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to the company's oldest generation technologies.

The Company believes its network of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber.
While competition helps expand the market for engineered wood products including those manufactured by the company, it may also make the existing markets more price competitive. It is likely these trends of increased price competition for traditional engineered lumber products will continue for the foreseeable future.

The company's window and door products compete in the marketplace by striving to provide reliable product quality and high levels of service through locally tailored distribution channels. The marketing strategy involves establishing strong regional customer bases through superior products and personal service. The company's net income for the six months ended July 1, 1995 was materialy reduced from levels that would have otherwise been achieved due to losses incurred in its window business. The Company expects that its results of operation for 1995 will reflect losses in its window business. The Company presently intends to sell or otherwise divest of its interest in the window and door business depending on available opportunities.

SECOND QUARTER OF 1995 COMPARED WITH THE SECOND QUARTER OF 1994

Sales for the second quarter 1995 decreased $14.9 million or 9% from the comparable period in 1994. The Company's window and door segment sales declined $10.0 million and were the most significant contributor to the quarter's sales decline. The second quarter also saw a continuation of the reduced market opportunity with lower housing starts in both Canada and the United States. Single family housing starts in the United States, the Company's most significant market, declined 14% in the first six months of 1995 compared to the same period in 1994.

Sales of the company's engineered lumber products decreased 4% to $124 million, as compared to $129 million in the second quarter of 1994. The decline resulted from the combination of reduced unit prices and reduced market opportunities. The price reductions continue the company's strategy of maintaining competitively priced products. Prices for commodity lumber, which remains the primary competition for the company's products, continued to decline in the second quarter. Lumber prices in the second quarter of 1995 were, on average, down approximately 20% from the second quarter of 1994. Additionally, the company continues to experience price competition from competitors look alike products. Unit volumes sold remained relatively flat between the two periods despite the reduced market opportunity. The company believes its products are continuing to achieve increased market acceptance in residential construction.

A number of factors combined to pressure margins, which declined to 22.6% compared to 24.9% for the same period in 1994. The sales price pressures discussed previously, were the most significant factor adversely impacting margins. In addition, the Company incurred approximately $2.2 million of start-up expenses at its Kentucky TimberStrand-registration mark- LSL and West Virginia combination Parallam-registration mark- PSL and Microllam-registration mark- LVL plants. The company's initial TimberStrand-registration mark- LSL plant in Deerwood, Minnesota continued to see improvement in both lower unit costs and higher sales realizations and was a solid contributor to both gross margins and operating income in the second quarter.

Window and door sales in the second quarter were $24.7 million as compared to $34.7 million in the second quarter of 1994. The operating loss increased to $1.1 million versus $.3 million in the second quarter of the prior year despite the changes made to the Company's window business in 1994. At the end of 1994, the Company sold its wholly-owned Canadian window businesses which were unprofitable in 1994. In the fourth quarter of 1994, the company entered into the Outlook Window Partnership, by combining the assets of Norco Windows, Inc. with those of historically profitable SealRite Windows and Oldach Windows. The Company owns a 64% interest in Outlook. In accordance with the terms of the Partnership Agreement, however, all of the losses incurred by Norco Windows through 1995 will be allocated to the company.

Window sales have been adversely affected by the lower market opportunity in new residential construction. In addition, the Oldach Windows business in

Colorado Springs has been adversely affected by gains in market share made by competing vinyl windows. Lower unit volumes in most manufacturing facilities have adversely impacted manufacturing costs, further pressuring margins. Until divestiture of the company's interest in the Outlook Windows Partnership occurs, the window business continues its efforts to reduce operating costs and restore sales volumes.

Selling expense increased in absolute dollars and as a percent of sales. This increase reflects the company's investment in terms of building codes and increased sales effort to enter the European market. In addition, advertising expenditures in the second quarter of 1995 were higher compared to 1994 due to a change in timing of the company's advertising campaign.

Administrative expenses increased slightly in absolute dollars and as a percentage of sales. The increase reflects the company's investment in information systems and management resources to accommodate the company's growth and to properly support the developing technologies.

The $3.8 million decrease in minority interest from $9.0 million to $5.2 million reflects the decline in operating income at the engineered lumber partnership.

FIRST TWO QUARTERS OF 1995 COMPARED WITH THE FIRST TWO QUARTERS OF 1994

Sales for the first two quarters of 1995 decreased by $20.8 million or 7% from the comparable period last year. The decline reflects a weaker building climate, lower window and door sales and lower engineered lumber prices compared to the company's near-record first half of 1994. Income from operations decreased from $29.6 million in 1994 to $10.8 million in the current year.

Engineered lumber prices declined 5% on average compared to last year with volumes being flat, despite the 14% drop in new housing starts. Window product sales decreased by 15% from the comparable period last year.

Gross operating margins as a percent of sales were 21.4% compared to 25.6% for the first half of 1994. The decline in margins is primarily due to price reductions for engineered lumber products. In addition, the Company has incurred approximately $3.8 million of start-up expenses at its two new technology plants in Kentucky and West Virginia.

Both selling and administrative expenses have increased in absolute dollars as well as a percent of sales, compared to the prior year. These increases represent the company's continuing investment in expanding markets, new and innovative products, and the underlying technology that will help the company efficiently compete in the marketplace of the future.

LIQUIDITY AND CAPITAL RESOURCES

JULY 1, 1995, COMPARED TO DECEMBER 31, 1994

Working capital decreased $32 million during the six months ended July 1, 1995. The decrease was due primarily to payments for the continuing construction of the company's two new technology plants. Additionally, cash was generated from the partial collection of a note receivable from Anderson Windows for the sale of the company's Canadian subsidiaries in 1994.

JULY 1, 1995, COMPARED TO JULY 2, 1994

Working capital declined from $126.8 million at July 2, 1994 to $93.7 million at July 1, 1995. As discussed above, the primary use of working capital between these periods was for new construction. Additionally, the Company had lower levels of inventory on hand at July 1, 1995, as compared to the previous year.

The company's Board of Directors approved a capacity expansion program in 1993 that includes construction of a plant near Hazard, Kentucky, that will manufacture TimberStrand-registration mark- LSL. Construction commenced in the fall of 1993, and when the plant is completed, expenditures are expected to be just over $100 million. In addition, the company's Board of Directors approved construction of a plant that will manufacture both Microllam-registration mark- LVL and Parallam-registration mark- PSL near Buckhannon, West Virginia, at an expected cost of approximately $85 million. Construction of this plant commenced in the second quarter of 1994. The Company has spent $171 million on these projects to date and expects to spend the balance during the remainder of 1995. The Company is evaluating potential sites for a third TimberStrand-registration mark- LSL plant, or an additional combination Microllam-registration mark- LVL and Parallam-registration mark- PSL plant but has not determined whether or when to proceed with construction.

MacMillan Bloedel's Board of Directors authorized a $49 million capital contribution to the TJM Partnership in light of the capacity expansion program. The entire amount was contributed by December 1994.

During the second quarter of 1994, the Company issued $43.5 million of industrial revenue bonds to finance the construction of the Hazard, Kentucky TimberStrand-registration mark- LSL plant. The bonds are due in a single maturity in 2024, with interest payable semi-annually at 7 percent. Remaining proceeds from these bonds are recorded as unexpended bond funds.

In the third quarter of 1995, the Company has issued $22.5 million of industrial revenue bonds to finance the construction of the Buckhannon, West Virginia combination Microllam-registration mark- LVL and Parallam-registration mark- PSL plant. The bonds will be due in a single maturity in 2025, with interest payable semi-annually at 7 percent.

The Company believes that current cash balances, cash generated from operations, proceeds from the Buckhannon industrial revenue bonds, and borrowing under a $100 million Revolving Credit Facility will be sufficient to meet the company's capital expansion program approved by the Board of Directors and to fund anticipated start-up losses at its Hazard and Buckhannon plants. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other capital requirements as they arise, or to fund an acquisition.

Substantially all of the company's operating assets are held, and revenue generated, by its partnerships. The partnerships regularly distribute cash to the partners to fund the tax liabilities generated by the partnerships at the corporate level. All other distributions of cash by the partnerships to the company require either a super-majority or unanimous consent of the partnerships' Management Boards, which include members of both the company and its partners. Accordingly, there can be no assurance that distributions will be approved for the payment of dividends or to fund other operations of the company.

Microllam-trade mark- is a trademark of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

Parallam-registration mark- and TimberStrand-registration mark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

                              TJ INTERNATIONAL, INC.
                                     PART II
                                Other Information

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         At the Company's May 24, 1995 annual meeting of stockholders, the following matters were voted upon and approved by the stockholders as indicated:

                                                                   Votes Cast
                                                  --------------------------------------
                                                                Against or
         Description                                  For        Withheld    Abstentions
         --------------------------------------   ------------  -----------  -----------
      1) To elect as directors the following
         individuals:

         FOR TERMS EXPIRING AT THE 1998
         ANNUAL MEETING

         Thomas H. Denig                          15,159,447.0    15,768.0   91,660.0
         Arthur L. Troutner                       14,987,834.0   186,351.0   91,660.0
         Steven C. Wheelwright                    15,156,402.0    19,133.0   91,660.0

      2) To ratify the appointment of
         Arthur Andersen & Co. as
         the Company's independent
         accountants for the year ended
         December 30, 1995                        15,202.076.0    29,719.0   23,300.0



Item 5.  OTHER INFORMATION

         SOLID WASTE DISPOSAL REVENUE BOND FINANCING - On August 9, 1995, the Company announced that it had completed, in conjunction with the County of Upshur, West Virginia an offering of $22.5 million of Solid Waste Disposal Revenue Bonds (TJ International Project) Series 1995. The proceeds of the tax-exempt Bonds are being loaned to the Company to finance a portion of the construction of the Company's West Virginia production facility for the manufacturing of engineered lumber. Construction of the plant began in mid-1994, and initial production has begun in the summer of 1995. The Bonds are dated as of July 15, 1995, and have a 30-year maturity, bearing interest at 7 percent. The Bonds represent a general, unsecured obligation of the Company. Payment of principal and interest on the Bonds has been unconditionally guaranteed by Trus Joist MacMillan a Limited Partnership.

         AMENDMENT TO REVOLVING CREDIT AGREEMENT - On May 31, 1995 the
         Company completed an Amendment to its Revolving Credit Facility, increasing its borrowing capacity from $75 million to $100 million. The increase will help the Company fund its capital expansion plan and start-up losses at the new plants.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  FILED AS AN EXHIBIT TO THIS REPORT IS THE FOLLOWING:

               (4) AMENDED AND RESTATED CREDIT AGREEMENT, DATED AS OF MAY 31, 1995, SUPPLEMENTAL EXHIBITS ARE AVAILABLE TO THE COMMISSION UPON REQUEST.

              (27)  FINANCIAL DATA SCHEDULE

         (b) No reports on Form 8-K were filed during the quarter ended July 1, 1995.

         (c) The Loan Agreement, Trust Indenture and Guaranty pertaining to the Solid Waste Disposal Revenue bonds, Series 1995 is available to the Commission upon request.

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


Date:  August 15, 1995

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                              EXHIBITS TO FORM 10-Q

                    Quarterly Report Under section 13 or 15 (d)

                      of the Securities Exchange Act of 1934

   For the fiscal quarter ended July 1, 1995      Commission File Number 0-7469

                              TJ INTERNATIONAL, INC.

                                  EXHIBIT INDEX

Exhibits                                                               Page
-------------------------------------------------------------------------------

(4)  Amended and Restated Credit Agreement                           Document 2

(27) Financial Data Schedule                                         Document 3