Form 10-Q
period 1995-09-30
TJ INTERNATIONAL INC
filed 1995-11-14
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


For Quarter ENDED SEPTEMBER 30, 1995         Commission file number 0-7469


                             TJ INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              82-0250992
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)


200 E. Mallard Drive
BOISE, IDAHO                                                               83706
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (208) 364-3300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     October 31, 1995.  17,104,387 shares of $1 par value common stock.

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

                             TJ INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (amounts in thousands except per share figures)

                                               For the fiscal               For the three
                                               quarter ended           fiscal quarters ended
                                    ----------------------------- -----------------------------
                                     September 30,     October 1,  September 30,     October 1,
                                         1995            1994          1995             1994
                                     -------------    -----------  -------------   ------------
Sales                                     $165,209       $171,715       $442,906       $470,247
                                     -------------    -----------  -------------   ------------
Costs and expenses
     Cost of sales                         132,783        131,972        351,011        354,063
     Selling expenses                       15,545         15,759         46,615         46,489
     Administrative expenses                 7,786          8,889         25,426         25,024
                                     -------------    -----------  -------------   ------------
                                           156,114        156,620        423,052        425,576
                                     -------------    -----------  -------------   ------------

Income from operations                       9,095         15,095         19,854         44,671

Investment income, net                         572            462          2,423          1,386

Interest expense                               ---            ---            ---            ---

Minority Interest In Partnership           (5,849)        (7,984)       (13,544)       (24,894)
                                     -------------    -----------  -------------   ------------

Income before income taxes                   3,818          7,573          8,733         21,163

Income taxes                                 1,404          3,368          3,219          8,677

Net Income                                  $2,414         $4,205         $5,514        $12,486
                                     -------------    -----------  -------------   ------------
                                     -------------    -----------  -------------   ------------

Net income per common share
     Primary                                 $0.13          $0.23          $0.28          $0.68
                                     -------------    -----------  -------------   ------------
                                     -------------    -----------  -------------   ------------
     Fully Diluted                           $0.12          $0.22          $0.27          $0.64
                                     -------------    -----------  -------------   ------------
                                     -------------    -----------  -------------   ------------

Dividends declared per common share        $0.0550        $0.0550        $0.1650        $0.1650
                                     -------------    -----------  -------------   ------------
                                     -------------    -----------  -------------   ------------

Weighted average number of common shares
   outstanding during the periods
     Primary                                                              17,450         17,356
                                                                    ------------   ------------
                                                                    ------------   ------------
     Fully Diluted                                                        18,680         18,626
                                                                    ------------   ------------
                                                                    ------------   ------------


                             TJ INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   (amounts in thousands)

                                                         September 30,   December 31,     October 1,
                                                             1995            1994            1994
                                                         -------------   ------------     ----------
Assets
     Current assets
          Cash and cash equivalents                      $      15,544   $     57,627     $   45,540
          Marketable securities                                  7,737         16,084         13,839
          Receivables, less allowances of
               $871,000,  $1,066,000 and $806,000               48,522         49,157         47,592
          Inventories                                           51,852         56,612         64,183
          Other                                                 11,037          8,967         11,270
                                                         -------------   ------------     ----------
                                                               134,692        188,447        182,424
     Property
          Property and equipment                               575,063        488,841        465,975
          Less - accumulated depreciation                     (157,468)      (137,384)      (137,859)
                                                         -------------   ------------     ----------
                                                               417,595        351,457        328,116

     Goodwill                                                   47,589         48,889         22,880
     Unexpended bond funds                                       3,517         11,550         23,185
     Other assets                                               14,078         14,134         10,413
                                                         -------------   ------------     ----------
                                                         $     617,471   $    614,477     $  567,018
                                                         -------------   ------------     ----------
                                                         -------------   ------------     ----------
Liabilities and stockholders' equity
          Current liabilities
               Notes payable                             $         ---   $      3,753     $      884
               Current portion of long-term debt                   320            570          1,470
               Accounts payable                                 32,936         29,497         35,480
               Accrued liabilities                              27,798         28,550         25,718
                                                         -------------   ------------     ----------
                                                                61,054         62,370         63,552

     Long-term debt, excluding current portion                  94,934        102,499         88,745
     Deferred income taxes                                       8,091          8,092          7,174
     Other long-term liabilities                                11,718         11,777         13,519

     Minority interest in Partnership                          196,304        189,181        148,418

     Stockholders' equity
          ESOP Convertible Preferred Stock, $1.00 par
               value, authorized 10,000,000 shares,
               issued 1,188,668, 1,249,582 and 1,252,253        14,024         14,744         14,776
          Guaranteed ESOP benefit                              (11,435)       (12,100)       (12,390)
          Common stock, $1.00 par value, authorized
               200,000,000 shares, issued
               17,104,387,  16,915,536 and 16,906,641           17,104         16,916         16,907
          Paid-in capital                                      139,753        138,003        137,561
          Retained earnings                                     88,462         86,355         91,152
          Cumulative translation adjustments                    (2,538)        (3,360)        (2,396)
                                                         -------------   ------------     ----------
                                                               245,370        240,558        245,610
                                                         -------------   ------------     ----------
                                                         $     617,471   $    614,477     $  567,018
                                                         -------------   ------------     ----------
                                                         -------------   ------------     ----------


                             TJ INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE FISCAL QUARTERS ENDED
                     September 30, 1995 and October 1, 1994
                                   (Unaudited)
                             (amounts in thousands)

                                                    September 30,    October 1,
                                                        1995            1994
                                                    -------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                     $       5,514    $   12,486
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                    23,961        21,084
          Minority interest in partnerships                13,544        24,894
          Other, net                                           24         (320)
     Change in working capital items:
          Receivables                                         635       (1,883)
          Inventories                                       4,760      (11,102)
          Other current assets                            (2,070)       (1,210)
          Accounts payable and accrued liabilities          1,228         9,113
     Other, net                                             1,766       (3,069)
                                                    -------------    ----------
     Net cash provided from operating activities    $      49,362    $   49,993
                                                    -------------    ----------
                                                    -------------    ----------
CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                           $    (89,794)    $(110,410)
     Sales (purchases) of Marketable securities             8,347       (6,835)
     Decrease (increase) in unexpended bond funds           8,033      (23,185)
     Other, net                                             2,079           591
                                                    -------------    ----------
     Net cash used in investing activities          $    (71,335)    $(139,839)
                                                    -------------    ----------
                                                    -------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividends paid on common stock            $     (2,802)    $  (2,772)
     Minority partners capital contributions                  ---        26,411
     Minority partners tax distributions                  (5,045)       (8,928)
     Proceeds from issuance of long-term debt              36,900        58,500
     Net borrowing (repayments) under lines of credit     (3,753)       (3,123)
     Principal payments of long-term debt                (45,315)         (961)
     Other, net                                              (95)         (709)
                                                    -------------    ----------
     Net cash provided (used)by financing
       activities                                   $    (20,110)    $   68,418
                                                    -------------    ----------
                                                    -------------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS
     Net increase (decrease) in cash and cash
        equivalents                                 $    (42,083)    $ (21,428)

     Cash and cash equivalents at beginning of year        57,627        66,968
                                                    -------------    ----------

     Cash and cash equivalents at end of period     $      15,544    $   45,540
                                                    -------------    ----------
                                                    -------------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     cash paid during the period for:
          Interest, net of amounts capitalized      $         ---    $      ---
          Income taxes                              $       1,966    $    6,147

                            TJ INTERNATIONAL,   INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS
                                   (Unaudited)

INVENTORIES

Inventories consisted of the following:

                                      (amounts in thousands)

                                    Sept. 30,       Dec. 31,        Oct. 1,
                                      1995            1994           1994
                                   ----------      ---------       --------
     Finished goods                $   13,249      $  27,512       $ 27,193
     Raw materials and
          work-in-progress             44,754         34,363         42,198
                                   ----------      ---------       --------
                                       58,003         61,875         62,391
     Reduction to LIFO cost           (6,151)        (5,263)        (5,208)
                                   ----------      ---------       --------
                                   $   51,852      $  56,612       $ 64,183
                                   ----------      ---------       --------
                                   ----------      ---------       --------

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

Primary net income and fully diluted net income were calculated as follows:
                                          (amounts in thousands)

                                        For the fiscal      For the three fiscal
                                         quarter ended         quarters ended
                                     -------------------- ----------------------
                                      Sept. 30,    Oct.2,    Sept. 30,    Oct. 1
                                       1995         1994       1995        1994
                                      ---------   -------    ---------    ------
PRIMARY NET INCOME

Net income as reported                $  2,414   $ 4,205     $  5,514   $12,486

Preferred stock dividends,
   net of related tax benefits            (218)     (228)        (661)    (694)
                                      ---------   -------    ---------  -------
Primary net income                    $   2,196   $ 3,977    $   4,853  $11,792
                                      ---------   -------    ---------  -------
                                      ---------   -------    ---------  -------
FULLY DILUTED NET INCOME

Net income as reported                $   2,414   $ 4,205     $  5,514  $ 12,486

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                   (169)     (179)        (515)     (540)
                                      ---------   -------    ---------   -------
Fully Diluted Net Income              $   2,245   $ 4,026    $   4,999   $11,946
                                      ---------   -------    ---------   -------
                                      ---------   -------    ---------   -------
INDUSTRY SEGMENTS

The Company classifies its manufactured products into two core business units: engineered lumber products and window operations. Summary financial information by business unit is as follows:
                                        (amounts in thousands)

For the                  Engineered       Window
Fiscal Quarter Ended       Lumber       Operations          Other  Consolidated
                         ----------     ----------          -----  ------------
SEPT. 30, 1995
Sales to unaffiliated
   customers             $  137,759      $  27,450            ---       165,209
Income (loss) from
   operations                11,985        (2,860)           (30)         9,095

OCT. 1, 1994
Sales to unaffiliated
   customers                136,295         35,420            ---       171,715
Income (loss) from
   operations                16,422          (829)          (498)        15,095

For the Three            Engineered       Window
Fiscal Quarter Ended       Lumber       Operations          Other  Consolidated
                         ----------     ----------          -----  ------------
SEPT. 30, 1995
Sales to unaffiliated
   customers             $  371,582     $   71,324        $   ---  $    442,906
Income (loss) from
   operations                27,550         (6,265)        (1,431)        19,854

OCT. 1, 1994
Sales to unaffiliated
   customers                383,382         86,865            ---       470,247
Income (loss) from
   operations                51,097        (5,315)        (1,111)        44,671

                             TJ INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    FOR THE FISCAL QUARTER ENDED JULY 1, 1995


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated financial statements of income.

SALES

The Company's sales by quarter during the current year and the preceding four years are as follows:

Quarter       1995          1994            1993          1992          1991
-------     --------      --------       ---------       -------      --------

First       $129,100       $135,048       $114,111       $ 75,561      $ 45,330
Second       148,597        163,484        139,639        111,024        79,679
Third        165,209        171,715        152,729        113,512        84,838
Fourth                      148,629        144,725        100,383        73,363
                            -------        -------        -------       -------
             442,906        618,876        551,204        400,480       283,210
             =======        =======        =======        =======       =======

GENERAL

The Company's operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns. Additionally, engineered lumber sales are influenced by the market for traditional solid-sawn lumber products, for which the Company's products serve as a value-added substitute. The Company is also affected by the seasonality of this industry, which is particularly pronounced in the colder climates of the Northern, Mid-Western, and Rocky Mountain regions of the United States and Canada. The Company's window segment, which is predominantly located in these regions of the United States, is significantly impacted by these weather patterns. As a result of this seasonality, the Company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

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

No other company possesses the range of engineered lumber products, the levels of service and technical support, nor the second generation technologies of TimberStrand-Registered Trademark- laminated strand lumber
(LSL) or Parallam-Registered Trademark- parallel strand lumber (PSL). There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber (LVL) products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to the Company's oldest generation technologies.

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

At the end of 1994, the Company sold its wholly-owned Canadian window businesses which were unprofitable in 1994. In the fourth quarter of 1994, the Company entered into the Outlook Window Partnership, by combining the assets of Norco Windows, Inc. with those of historically profitable SealRite Windows and Oldach Windows. The Company's window segment consists of its 64 percent interest in the Outlook Window Partnership. In accordance with the terms of the Partnership Agreement, however, substantially all of the losses incurred by the Norco Windows division in the 4th quarter of 1994 through 1995 will be allocated to the Company.

The Company's window products compete in the marketplace by striving to provide reliable product quality and high levels of service through locally tailored distribution channels. The Company's consolidated net income for the three quarters ended September 30, 1995, was materially reduced from levels that would have otherwise been achieved due to losses incurred in its window business. The Company expects that its results of operations for 1995 will reflect losses in its window business. The Company is evaluating the carrying value of the assets in its window segment including the recoverability of all or part of the $26 million of goodwill recorded in connection with Outlook's formation. The Company presently intends to sell or otherwise divest of its interest in Outlook depending on available opportunities and is in discussions with the Outlook partners in this regard.

THIRD QUARTER OF 1995 COMPARED WITH THE THIRD QUARTER OF 1994

Sales for the third quarter of 1995 decreased $6.5 million or 4 percent from the comparable period in 1994. The Company's window segment sales declined $8 million or 23 percent from year-ago levels, more than offsetting the increased sales in the engineered lumber business. The third quarter saw continued weakening of housing markets, with single family housing starts in North America declining 10 percent in the first nine months of 1995 compared to the same period in 1994.

Third quarter sales of the Company's engineered lumber products increased $1.5 million to $137.8 million, compared to the $136.3 million in the prior year's third quarter. The improvement came from volume increases over the comparable period in 1994. Unit volumes sold in the third quarter were up 6 percent from 1994's third quarter, despite the decline in housing starts mentioned previously. Sales volume growth was in all major product lines with the strongest gains made in the Company's new technology Parallam-Registered Trademark- PSL and TimberStrand-Registered Trademark- LSL products. The Company believes these gains reflect continuing acceptance of its products in residential construction. Unit volume gains were partially offset by price reductions, as sales prices averaged 5 percent lower in the third quarter of 1995 than the comparable quarter in 1994. Lumber prices for commodity lumber, which remains the primary competition for the Company's products, were down approximately 7 percent from the third quarter of 1994. Additionally, the Company continues to experience price competition from competitor's look-alike products. The unit price reductions reflect the Company's continuing strategy of providing competitively priced products.

Window sales in the third quarter were $27.4 million as compared to $35.4 million in the third quarter of 1994. Window sales have been adversely affected by the reduced market opportunity in new residential construction. In addition, the Company's window business has been particularly impacted by gains in market share made by competing vinyl windows within its traditional markets.

Gross margins declined to 19.6 percent compared to 23.1 percent for the same period in 1994, primarily due to two significant items. First, margins were reduced by $4.8 million of start-up losses at the Company's Kentucky TimberStrand-Registered Trademark- LSL and West Virginia combination Parallam-Registered Trademark- PSL and Microllam-TM- LVL plants. In the third quarter, the Company's Kentucky plant encountered temporary mechanical problems which delayed the start-up approximately 60 days. However, the plant did begin producing product during the third  quarter, and no
significant technological problems have been encountered.   Total engineered
lumber margins would have been on par with those of the third quarter in 1994, were it not for these start-up losses. The Company's initial TimberStrand-Registered Trademark- LSL plant in Deerwood, Minnesota continued to see improvement in both lower unit costs and higher sales realizations and was a solid contributor to both gross margins and operating income in the third quarter of 1995.

The second factor in the margin decline was lower margins in the Company's window segment. This decline was primarily the result of a $1.6 million write-off taken during the quarter for obsolete, damaged, and discontinued products in Outlook's Norco windows inventory, and the closure of virtually all of Outlook's Eastern distribution warehouses. Additionally, lower unit volumes in Outlook's manufacturing facilities have adversely impacted manufacturing costs, further pressuring margins.

Selling expenses remained constant between the third quarter of 1995 and the comparable period in 1994. Administrative expenses decreased in absolute dollars and as a percentage of sales. The decrease reflects the Company's efforts to lower overheads in both segments of its business.

The $2.2 million decrease in minority interest expense from $8.0 million to $5.8 million is a direct result of lower operating income at the engineered lumber partnership.

FIRST THREE QUARTERS OF 1995 COMPARED WITH THE FIRST THREE QUARTERS OF 1994

Sales for the first three quarters of 1995 decreased by $27.3 million or 6 percent from the comparable period last year. The decline reflects a weaker building climate, lower window sales and lower engineered lumber prices compared to the comparable period of 1994. Income from operations decreased from $44.7 million in 1994 to $19.9 million in the current year.

Engineered lumber sales declined $11.8 million or 3 percent from the prior year. Prices declined 4 percent on average compared to last year and volumes increased 2 percent, despite the 10 percent drop in North American new housing starts. Window product sales decreased by 18 percent from the comparable period last year.

Gross operating margins as a percent of sales were 20.7 percent compared to
24.7 percent for the first nine months of 1994. The decline in margins is primarily due to price reductions for engineered lumber products in the first half of the year, as compared to the Company's near-record first half of 1994. In addition, the Company has incurred approximately $8.6 million of start-up expenses at its two new technology plants in Kentucky and West Virginia and a $1.6 million adjustment related to inventory and the closure of certain distribution facilities in the Eastern United States.

Selling and administrative expenses have increased slightly in absolute dollars and as a percent of sales, in the engineered lumber segment, compared to the prior year. These trends reflect the combination of cost-cutting measures taken throughout the organization offset by the Company's continuing investment in expanding markets, new and innovative products, and the underlying technology to position the Company to compete effectively in the engineered lumber products marketplace of the future. Selling and administrative expenses are down slightly in absolute dollars and up slightly as a percent of sales in the windows segment of the business.

LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 1995, COMPARED TO DECEMBER 31, 1994

Working capital decreased $52.4 million during the nine months ended September 30, 1995. The decrease was due primarily to continuing expenditures for the construction of the Company's two new technology plants.

SEPTEMBER 30, 1995, COMPARED TO OCTOBER 1, 1994

Working capital declined from $118.9 million at October 1, 1994 to $73.6 million at September 30, 1995. As discussed above, the primary use of working capital was for new construction. Additionally, the Company had lower levels of inventory on hand at September 30, 1995, as compared to the previous year.

The Company's Board of Directors approved a capacity expansion program in 1993 that included construction of a plant near Hazard, Kentucky, to manufacture TimberStrand-Registered Trademark- LSL. Construction commenced in the fall of 1993, and was substantially completed in September, 1995.
Total expenditures are just over $100 million. In addition, the Company's Board of Directors approved construction of a plant to manufacture both Microllam-TM- LVL and Parallam-Registered Trademark- PSL near Buckhannon,
West Virginia, at an expected cost of approximately $85 million.
Construction of this plant commenced in the second quarter of 1994, with the Microllam-Registered Trademark- LVL portion essentially completed by the end of the third quarter of 1995 and the Parallam-Registered Trademark- PSL portion of the plant expected to be completed in the fourth quarter of 1995. Approximately $15 million of capital cost remains and is expected to be paid in the fourth quarter of 1995. The Company is evaluating potential sites for a third TimberStrand-Registered Trademark- LSL plant, or an additional combination Microllam-TM- LVL and Parallam-Registered Trademark- PSL plant but has not determined whether or when to proceed with construction.

During the second quarter of 1994, the Company issued $43.5 million of industrial revenue bonds to finance the construction of the Hazard, Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2024, with interest payable semi-annually at 7 percent.

MacMillan Bloedel's Board of Directors authorized a $49 million capital contribution to the TJM Partnership in light of the capacity expansion program. The entire amount was contributed by December 1994.

In the third quarter of 1995, the Company issued $22.5 million of industrial revenue bonds to finance the construction of the Buckhannon, West Virginia combination Microllam-TM- LVL and Parallam-Registered Trademark- PSL plant. The bonds are due in a single maturity in 2025, with interest payable semi-annually at 7 percent. Remaining proceeds from these bonds are recorded as unexpended bond funds.

The Company believes that current cash balances, cash generated from operations, remaining industrial revenue bond proceeds, and borrowing under a $100 million Revolving Credit Facility will be sufficient to meet the Company's capital expansion program approved by the Board of Directors and to fund any remaining start-up losses at its Hazard and Buckhannon plants. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other capital requirements as they arise, or to fund an acquisition.

Substantially all of the Company's operating assets are held, and revenue generated, by its partnerships. The partnerships regularly distribute cash to the partners to fund the tax liabilities generated by the partnerships at the corporate level. All other distributions of cash by the partnerships are dependent on the affirmative votes of the representatives of the minority partners on the respective management boards. Accordingly, there can be no assurance that distributions will be approved and thereby be available for the payment of dividends or to fund other operations of the Company.

Microllam-TM- is a trademark of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

Parallam-Registered Trademark- and TimberStrand-Registered Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

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

      Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Filed as an exhibit to this report is the following:

          (27) Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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

Date:  November 14, 1995

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                              EXHIBITS TO FORM 10-Q

                   Quarterly Report Under section 13 or 15 (d)

                     of the Securities Exchange Act of 1934


 For the fiscal quarter ended September 30, 1995  Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.

                                  EXHIBIT INDEX

Exhibits                                                                    Page
--------                                                                    ----

(27) Financial Data Schedule                                          Document 2