Form 10-K
period 1995-12-31
TJ INTERNATIONAL INC
filed 1996-04-01
CIK 99974

   THIS DOCUMENT IS A COPY OF THE 10-K FILED ON APRIL 1, 1996 PURSUANT TO A
                    RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ________ to ________

Commission File Number 0-7469


                             TJ INTERNATIONAL, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              82-0250992
- -------------------------                   ------------------------------------
(State of incorporation)                    (IRS employer identification number)

200 East Mallard Drive, Boise, Idaho                                       83706
- ------------------------------------                                  ----------
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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 15, 1996, was $202,560,000.

The number of outstanding shares of the registrant's common stock ($1.00 par value), as of March 15, 1996 was 17,151,250.

Documents incorporated by reference: Listed hereunder the following documents if incorporated by reference, and the Parts of this Form 10-K into which the document is incorporated:

The registrant's definitive proxy statement to be dated on or after April 8, 1996, for use in connection with the annual meeting of stockholders to be held on May 22, 1996, portions of which are incorporated by reference into Part III of this Form 10-K.

                                                EXHIBIT INDEX ON PAGES 24 AND 25

                                     PART I
                                     ------

ITEM 1.      BUSINESS

ITEM 1(a).   GENERAL DEVELOPMENT OF BUSINESS

RECENT DEVELOPMENTS

1995 FINANCIAL RESULTS

     The Company faced a challenging market opportunity in 1995. The impact of lower housing starts and declining market prices for traditional lumber products had a negative impact on the profitability of the engineered lumber business. However, despite these adverse market conditions, volume sales increased 3 percent in 1995.

     On December 9, 1995, the Company reached an agreement with its window operation partners to exit the Outlook Window Partnership. The Company also adopted a plan for the sale of its remaining window investment. In conjunction with these decisions, the Company recorded a $36,191,000 loss from the disposal of the window operations. Final divestiture of the remaining window operations is anticipated to occur before the end of 1996.

     On a continuing operations basis, the Company experienced a decline in sales of $11 million in 1995, compared to 1994. This 2 percent decline in sales came in a period when North American housing starts declined 9 percent from the prior year. Additionally, market prices for traditional solid-sawn lumber products, which represent the primary competitor of engineered lumber products, declined 16 percent from prior year levels. In response to these market conditions, the Company lowered the selling prices on its core engineered lumber products by an average of 7 percent. Unit volume sales of residential products increased 13 percent per North American housing start.

     Income from continuing operations suffered from the impact of the start-up of the Company's Kentucky Timberstrand-Registration Mark- LSL and West Virginia combination Parallam-Registration Mark- PSL and
Microllam-Registration Mark- LVL plants. These plants incurred start-up losses totaling $12.8 million in 1995.


     Net income from continuing operations declined $6.5 million to $9.7 million in 1995. A net loss, including the loss on disposal of discontinued operations, of $29.9 million was incurred in 1995, compared with 1994 net income of $8.8 million. Income from continuing operations per fully diluted share decreased from $0.83 in 1994 to $0.48 in 1995. Net loss per fully diluted share was $1.80 in 1995 compared to income of $.44 in 1994.

     Fourth quarter, sales were $113.3 million compared to $112.9 million in the corresponding period in 1994. Income from continuing operations improved to $766,000, or $.03 per fully diluted share in the fourth quarter of 1995, compared to a loss of $992,000, or $0.07 per fully diluted share in the fourth quarter of 1994.

MARKET DEVELOPMENTS

     The Company believes that its engineered lumber products offer advantages in both performance and cost effectiveness over natural lumber and that such products are achieving increased market acceptance in residential construction. The Company's engineered lumber sales, per North American housing start, increased from $102 per start in 1990 to $263 per start in 1995, an increase of 158%. During 1995, residential engineered lumber sales per start increased 5% despite a significant decline in prices for wide dimension lumber. Prices for 2" x 10" green 14' Douglas fir lumber declined 16% during 1995 from $475 per thousand board feet in January 1995 to $400 per thousand board feet at the end of the year. Wide dimension lumber remains the primary competition to the Company's engineered lumber products. The Company has had uninterrupted growth in residential sales per housing start since it introduced its residential products in the late sevenities.

COMPANY STRATEGY

     The Company's primary objective remains increasing market penetration for its engineered lumber products. The Company believes that the fundamentals which have driven the Company's growth over the past several years remain in place, including the declining availability of high-quality, large diameter timber, the superior performance of engineered lumber products, and the Company's continuing transition to proprietary, lower-cost technologies. In addition, the Company continues to enjoy strong brand name recognition, supported by an extensive North American distribution network. Most importantly, the Company believes there continues to be growth in market acceptance of engineered lumber products.

     The Company's strategy, which is composed of two key elements, is focused on continuing its historic dominance in the engineered lumber industry -- a dominance which is reflected in an estimated market share in excess of 60 percent for engineered lumber products sold in North America. The Company's strategy includes the following:

     1. LOW-COST PROPRIETARY TECHNOLOGIES AND DOMINANT PRODUCTION CAPACITY. The Company intends to pursue the advantages of its technological leadership. The Company believes its technologies in engineered lumber enable it to use smaller logs and to make more efficient use of wood fiber than the current sawmill production of sawn structural lumber. The Company also intends to capitalize on its proprietary technologies -- Parallam-Registered Trademark- PSL and TimberStrand-Registered Trademark- LSL which allow the Company to manufacture engineered lumber from non-traditional tree species such as aspen and poplar. These species are lower in cost, more abundant and less environmentally sensitive than traditional fir and pine species. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs utilized to make the sawn structural lumber products with which its products compete.

     The Company has completed its recent capital expansion program and is in the ramp-up phase towards full production of its new capacity. This expansion is intended to enhance the Company's leading position in engineered lumber products. Through the expansion of existing plants and the addition of the two new production facilities, as described below, the Company believes it will maintain its dominant 60 percent share of engineered lumber industry capacity.

     The Company's capital expansion program includes:

     HAZARD, KENTUCKY, TIMBERSTRAND-REGISTERED TRADEMARK- (LSL) PLANT. The Company has completed construction and is now in the process of reaching full production at a TimberStrand-Registered Trademark- LSL engineered lumber production facility near Hazard, Kentucky. The plant began initial production in the summer of 1995 and is expected to ramp up to practical capacity in the second half of 1996. The manufacturing ramp up and product introduction related to the start-up of the plant are behind original schedule, and additional start-up losses will be incurred in the early months of 1996. The technology enhancements made to the plant have performed as anticipated and the Company believes that the long-term performance of the plant will meet original expectations.

     BUCKHANNON, WEST VIRGINIA, COMBINATION PLANT. The Company has completed construction of a combination facility in Buckhannon, West Virginia, which manufactures both Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL. Initial production of LVL began in the summer of 1995 and PSL production began in December of 1995. The combination of the Company's LVL and PSL technologies into one manufacturing plant will increase operating efficiencies and improve raw material utilization over traditional stand-alone LVL facilities. The combination plant has also experienced delays in its start-up and will incur losses in the early months of 1996, as the Parallam-Registered Trademark- PSL production ramps-up to practical capacity in the third quarter of 1996.

     ADDITIONAL FACILITIES. The Company also is examining potential sites for a third TimberStrand-Registered Trademark- LSL plant, or an additional combination LVL and PSL plant. Commitment to this third plant is contingent upon continued market demand and acceptance of engineered lumber products.

     The Company believes that the new housing construction industry is undergoing a transition toward increased use of engineered lumber for structural building material, as wide-dimension commodity lumber generally increases in price and decreases in quality. The Company believes its expansion plan is appropriate because its proprietary technology plants are expected to give the Company a significant cost, wood source, and product breadth and flexibility advantage which the Company believes will further strengthen its market leading position. The Company also believes that its recent capital expansion is prudent given the demand for these new technology products and competition in these markets that the Company expects will develop over time. However, there can be no assurance that the market for engineered lumber products will increase or that markets for new products will develop.

     The Company has financed its capital expansion program through several sources, including a portion of the proceeds from the sale of common stock of the Company in 1993, equity contributions by TJM's limited partner, the proceeds of bond offerings in 1994 and 1995, and internally generated funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     2. A SYSTEM OF INTEGRATED COMPONENTS AND SERVICES AND VALUE ADDED MARKETING. The Company intends to focus future marketing efforts on a system of integrated components, rather than individual products. The Company is in the process of introducing a complete structural system, called the FrameWorks-Registered Trademark- System, which represents a complete system in engineered lumber to build the entire structural frame of a home. The FrameWorks-Registered Trademark System will include roof, wall, stair, foundation and frame systems, to be delivered house by house, which the Company believes will be a benefit to architects, builders, dealers and home buyers.

     The Company believes it has a competitive advantage over other engineered lumber producers in that it offers a complete support and service system for its FrameWorks-Registered Trademark- system of products, including
(i) a system performance guarantee for the lifetime of the home; (ii) the largest technical service force in the industry; (iii) engineering assistance and performance recommendations; and (iv) computer-generated framing plans and materials specifications from its TJ-Xpert-TM- software, which gives the Company the ability to optimize design on a house-by-house basis.

     The Company will continue its emphasis on a broad and aggressive North American distribution network, emphasizing product availability and just-in-time delivery and services. The Company believes that its partnership with MacMillan Bloedel Limited and strategic alliances with Weyerhaeuser Company and other regional distributors and retailers offer it a significant advantage in the distribution of its engineered lumber products.

     The Company believes that its extensive product lines, highly-skilled service oriented sales force, and its extensive distribution network provide an unparalleled opportunity to meet the modern demands of the building community and the discriminating homeowner.

DIVESTITURE OF WINDOW BUSINESS

      In December 1995, the Company reached an agreement with its partners to exit the Outlook Window Partnership. Additionally, the Company adopted a plan for the sale of its remaining window investment. The decision to divest of the Company's window operations came as a result of several years of unprofitable results, and the intention of the Company to focus all of its resources on its engineered lumber business.



OTHER DEVELOPMENTS

     In December 1995, the Company announced it would close its wood I-joist manufacturing facility in Quebec City, Quebec. The closure, which is expected to occur during the first quarter of 1996, resulted in approximately $1.6 million of nonrecurring write-offs, severance and other costs. The Company will continue to actively market its full line of engineered lumber products in the Quebec province through its existing sales and distribution channels. These products will be manufactured by existing, more efficient, capacity at other plants.

     In the summer of 1995, the Company ceased production on its Microllam-Registered Trademark- LVL presses at its Stayton, Oregon production facility. The shutdown occurred due to the availability of more efficient capacity at nearby facilities. The I-line production at Stayton was not impacted by the shutdown, and raw materials for the I-line production will be provided through existing Microllam-Registered Trademark- LVL production capacity in the immediate area.

ITEM 1(b).  FINANCIAL INFORMATION ABOUT THE COMPANY'S INDUSTRY SEGMENTS.

     The Company announced its plan to divest of its window operations segment in 1995. Accordingly, these operations have been reflected as discontinued operations in the Company's financial statements for all years presented.

ITEM 1(c).  NARRATIVE DESCRIPTION OF BUSINESS.

BUSINESS

GENERAL

     The Company is the leading manufacturer and marketer of engineered lumber products in the world. Engineered lumber products are high quality substitutes for solid sawn structural lumber historically obtained from the logging of older, large diameter trees. The Company utilizes advanced technology to manufacture engineered lumber at fifteen facilities located in the United States and Canada and estimates that its market share is in excess of 60 percent for engineered lumber products sold in North America.

     STRATEGY. The Company's strategy in engineered lumber is to be a leading manufacturer and marketer of value-added specialty building products to the residential and light commercial construction industry. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs historically utilized to make the sawn structural lumber products with which the Company's products compete. The Company's strategy is to increase the product acceptance of its engineered lumber products and to strengthen its market leadership in these products. To increase product acceptance, the Company's selling efforts highlight product advantages including consistent quality, superior strength, relatively light weight and ease of installation targeted at end users such as architects and contractors. The Company seeks to strengthen its leading market position through (i) competitive pricing; (ii) value-added marketing of technical support and services; (iii) maintenance of industry production capacity dominance through the construction of new engineered lumber manufacturing facilities, the expansion of existing plants and the construction of other facilities as market conditions warrant; (iv) the ongoing development of proprietary technologies including processes utilizing relatively low-cost wood fiber from tree species, such as aspen and yellow poplar, (v) the promotion of a complete system of structural frame components rather than individual products; and (vi) reliance on an extensive North American distribution network, including its partnership with MacMillan Bloedel Limited and strategic alliances with the Weyerhaeuser Company and other regional distributors and retailers.

     TIMBER SUPPLY. In general, the supply of large diameter logs suitable for wide dimension lumber has declined over the past several years in the Pacific Northwest. In addition, environmental pressures have greatly slowed the harvest of the remaining timber supply. Non-federally-owned timber has provided approximately one half of the volume harvested annually in Oregon and Washington. The Company believes that the combined effect of reduced supply and more restrictive environmental regulation on federally-owned timberlands will continue to reduce the volume of high grade timber available from this source.

     Most of the Company's technologies can use wood fiber from trees that were previously not suitable for the manufacture of structural lumber, and this allows the Company to access the current inventory of wood fiber in North America. This wood fiber differs from that in the past, primarily in the species and size of the trees available for harvest. Much of today's potential wood fiber supply consists of smaller second growth logs or is found in the interior forests of Appalachia, the upper Midwest and the Canadian interior forests. These forests include fast-growing, abundant and competitively priced species of trees such as aspen and yellow poplar. These trees are not regarded as sufficiently large, straight, or strong enough to be sawn into structural lumber. The Company's new technologies now allow the use of these species for high grade structural products. The Company will continue to use substantial volumes of Douglas fir in the West and southern yellow pine wood fiber in the South at its existing LVL plants from the available supply of mature trees or smaller second growth logs.

     Unlike many of its principal competitors in engineered lumber, the Company does not currently own any timberlands or significant amounts of standing timber. The Company buys its raw materials on contract both from small independent suppliers and larger integrated forest products companies. In addition, a portion of its wood raw materials are purchased on the spot market. The reduced supplies could result in more volatile wood markets. The Company has experienced and believes it may continue to experience volatility in its quarter-to-quarter results due to raw material price volatility.

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

     The following table outlines the principal features of the Company's technologies:

TECHNOLOGY                                 RAW MATERIAL                  MAXIMUM SIZE           PRODUCTION FACILITIES
- ----------                                 ------------                  ------------           ---------------------
Microllam-Registered Trademark- LVL        Rectangular high-grade        80 feet long by        Buckhannon, West Virginia
                                           veneer                        4 feet wide by         Eugene, Oregon
                                                                         3 1/2 inches thick     Junction City, Oregon
                                                                                                Natchitoches, Louisiana
                                                                                                Valdosta, Georgia

Parallam-Registered Trademark- PSL         Irregular veneer from         66 feet long by        Buckhannon, West Virginia
                                           first and last peels of       20 inches wide by      Colbert, Georgia
                                           the log                       11 inches thick        Vancouver, British Columbia

TimberStrand-Registered Trademark- LSL     12-inch long strands          48 feet long by        Deerwood, Minnesota
                                                                         8 feet wide by         Hazard, Kentucky
                                                                         5 1/2 inches thick

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

     Although the Company has been issued and has applied for a number of patents on its current processes, the Company believes that its technological competitiveness also comes from its continued innovation and technical expertise in this industry. The Company will, however, continue to assert its legal rights wherever appropriate.

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

     PARALLEL STRAND LUMBER (PSL): This technology, which is proprietary to the Company, starts with sheets of thin veneer peeled from a log. These are then clipped into strands, which are up to eight feet long and 5/8 inches wide. The ability to use this very narrow strand allows a significantly higher percentage of the log to be manufactured into a value-added product. The strand is then coated with adhesive. The next step in the process employs a pressing system in which microwaves are used to cure the adhesives and form a large block, or billet, of engineered lumber measuring up to 11 inches by 20 inches and 80 feet long. The Company's PSL process is protected in the U.S. and in 15 other countries. These patents provide protection through 2008.

     The Company believes that the combination of the PSL and LVL technologies in a single manufacturing facility, such as its Buckhannon, West Virginia plant, will allow it to be among the most efficient converters of wood fiber to a high value product. See "Recent Developments -- Company Strategy" above.

     LAMINATED STRAND LUMBER (LSL): The Company's other proprietary engineered lumber technology, LSL, begins with small-diameter, 8-foot-long logs such as aspen and yellow poplar. These are species traditionally used in lower value applications such as pulp logs, and are therefore substantially less expensive than traditional sources of sawn lumber. These logs are flaked into strands about 12 inches long, which are then treated with an adhesive. The strands are put into a steam-injection press that significantly densifies the wood and creates boards up to 48 feet long, up to 5-1/2 inches thick, and 8 feet wide. The Company's LSL process is protected in the U.S. and in 24 other countries. In addition, one patent is pending approval. These patents provide protection through 2010.

     The Company's future success will depend in large part on its ability to achieve market acceptance of its LSL technology and to obtain cost reductions in the implementation of this technology sufficient to provide the Company with an adequate return. The Company's second TimberStrand-Registered Trademark-plant near Hazard, Kentucky is still in the ramp-up phase. While there are no technological problems with the start-up, the plant is approximately 4 months behind the planned start-up schedule, and will incur additional start-up losses in the early months of 1996. The Deerwood TimberStrand-Registered
Trademark- plant, the initial TimberStrand-Registered Trademark- plant, was a positive contributor to profits during 1995. The Company is in the process of developing and establishing market acceptance for a broad range of end products that will utilize TimberStrand-Registered Trademark- engineered lumber. There can be no assurance, however, that the Company will be able to achieve such market acceptance or to lower manufacturing costs to a level sufficient to earn an adequate return.

     PRODUCTS. The Company produces the broadest line of structural engineered lumber building products in the industry, possesses certain exclusive product technologies, and believes it enjoys a reputation for superior quality and service. The table on the following page lists the Company's products, the technology utilized, product size, and end use of such products.


                   TJ INTERNATIONAL ENGINEERED LUMBER PRODUCTS

RESIDENTIAL PRODUCTS                  ENGINEERED LUMBER TECHNOLOGY            PRODUCT SIZE                 END USE
- --------------------                  ----------------------------            ------------                 -------
TJI-Registered Trademark- I-joists    Microllam-Registered Trademark LVL on   9 1/2" to 16" deep           Residential construction
                                      the top and bottom with enhanced        Width from 1 1/2" to 3 1/2"  floor joists and roof
                                      composite panel webs in the middle      Up to 80' long               trusses. Substitutes for
                                                                                                           traditional 2x10 and
                                                                                                           2x12 sawn lumber systems.

Rim joists                            TimberStrand-Registered Trademark- LSL  1 1/4" thick                 Residential construction
                                                                              9 1/2" to 16" deep           frames in perimeter of
                                                                              17' to 48' long              floor.  Substitutes for
                                                                                                           laterally ripped plywood
                                                                                                           and/or 2x10 and 2x12 sawn
                                                                                                           lumber.

Headers, beams, and columns           Microllam-Registered Trademark- LVL     1 3/4" to 7 1/4" thick       Residential construction.
                                      Parallam-Registered Trademark- PSL      9 1/2" to 18" deep           Ranges from main carrying
                                      TimberStrand-Registered Trademark- LSL  Up to 80' long               beam in home to support
                                                                                                           structures above a window
                                                                                                           or door (header).
                                                                                                           Substitutes for
                                                                                                           traditional 2x10 and 2x12
                                                                                                           sawn lumber.


COMMERCIAL PRODUCTS
- -------------------
Open-web truss                        Microllam-Registered Trademark- or      14" to 114" deep             Roof support structure
                                      strength-rated lumber on the top and    Spans lengths up             in light commercial
                                      bottom with tubular steel webs in the   to 120' long                 buildings.
                                      middle


TJI-Registered Trademark- roof        Microllam-Registered Trademark- LVL     2.3" to 4.65" thick          Roof structure for
truss series                                                                  4 1/2" to 37.1" deep         smaller commercial
                                                                              Up to 80' long               buildings.




INDUSTRIAL PRODUCTS
- -------------------
Window and door core material         TimberStrand-Registered Trademark- LSL  Various                      Substitutes for finger
                                                                                                           jointed Ponderosa pine
                                                                                                           lumber in the manufacture
                                                                                                           of wood windows
                                                                                                           and doors.

Concrete forming and                  Microllam-Registered Trademark- LVL     1 1/2" to 5 1/4" thick       Support members in the
shoring support members               Parallam-Registered Trademark- PSL      6 1/2" to 20" deep           structure into which
                                                                              Up to 80' long               wet concrete is poured
                                                                                                           in both residential and
                                                                                                           commercial buildings.
                                                                                                           Substitutes for 2x10,
                                                                                                           2x12, 4x4 and larger
                                                                                                           sawn lumber and for
                                                                                                           aluminum form support
                                                                                                           systems.

Scaffold plank                        Microllam-Registered Trademark- LVL     1 1/2" to 2 1/2" thick       Decking material in
                                                                              9" to 11 3/4" wide           scaffold frames.
                                                                              Up to 80' long               Substitutes for high
                                                                                                           strength rated 2x6 and
                                                                                                           2x8 sawn lumber.

     The Company continues to explore the development of new and improved engineered lumber products which have superior performance and quality characteristics relative to traditional sawn lumber. The Company currently has a focused effort to develop further TimberStrand-Registered Trademark- LSL products including a truss system that will allow the easy transformation of wasted attic space into a bonus room, a product which substitutes for premium length lumber (lengths over 20 feet), a fascia board which substitutes for 2x8, rough sawn, clear spruce, and a solid floor joist targeted at the multi-family construction market and other structural and industrial products, including rim joists and long-length garage door headers. The Company is also in the process of developing a series of I-joists utilizing TimberStrand-Registered Trademark-LSL as the flange material.

     The Company owns a number of registered and non-registered trademarks for its promotional literature and engineered lumber products. The Company believes that its engineered lumber trademarks, and in particular, its Silent Floor-Registered Trademark- brand of residential structural products, have achieved significant name recognition in the engineered lumber industry.

     MARKETS. The Company's engineered lumber is sold primarily to three markets. The largest market is the new construction residential housing market, which includes single-family detached homes, apartments, condominiums, townhouses, and manufactured housing. Industrial uses are another market and include core components for the millwork and furniture industry, scaffold plank, and concrete forming and shoring products. The third market is light-commercial construction, which includes structures such as warehouses, schools, gymnasiums, shopping centers, and low-rise office buildings.

     SALES, MARKETING, AND DISTRIBUTION. The Company's engineered lumber products are sold through its network of wholesale lumber distributors, including MacMillan Bloedel Building Materials Distribution Centers, the Weyerhaeuser Building Materials Customer Service Centers, and a number of other distributors. In addition, the Company sells directly to stocking retail lumber dealers in the United States and Canada. This distribution network broadens the Company's market to include an extensive range of smaller lumber dealers and outlets. The Company believes this distribution network gives it the broadest and deepest reach into the market of any engineered lumber producer.

     Since July 1993, the Company has operated under an arrangement with the Weyerhaeuser Building Material Distribution Division, pursuant to which the Weyerhaeuser customer service centers in the United States and Canada distribute the Company's engineered lumber products. In addition, Weyerhaeuser has assumed an expanded role as a supplier of veneer and oriented strand board to certain of the Company's manufacturing facilities. The Company believes this arrangement has enhanced the visibility and sales of its products.

     The Company employs the engineered lumber industry's largest sales force consisting of approximately 200 technical sales representatives who market the Company's products directly to architects, project engineers, contractors, developers, independent lumber dealers, national wholesale building material suppliers, and industrial users. This enables the Company to better educate and assist customers in the use of engineered lumber and simultaneously helps create demand, further enabling the Company to differentiate its products from those of its competitors.

     The Company's products are supported by numerous advanced computer-assisted software packages. For residential construction, the Company's proprietary TJ-Xpert-TM- software, which is receiving increasing acceptance by builders, translates a builder's blueprints into a complete framing plan for a structural system using engineered lumber products.

     The Company also has sales offices and representatives in Japan, Australia, France, the United Kingdom, Germany, Belgium, and the Middle East. While not currently comprising a significant portion of the Company's business, the Company believes these markets present future growth opportunities for its products.

     COMPETITION. Sawn lumber products produced in traditional sawmills remain the primary competition for the Company's engineered lumber products.

     The Company's competition in the growing engineered lumber industry includes five large competitors producing LVL in several plants across North America, and eight that are manufacturing wood I-joists. Competition is expected to continue to increase as a number of the Company's competitors, including Louisiana-Pacific Corporation, Boise Cascade Corporation, and Georgia Pacific Corporation have announced capacity expansion plans in the LVL and I-joist business. In particular, competition may emerge or increase from established wood products companies that now sell primarily traditional wood products. A number of existing competitors such as Louisiana-Pacific Corporation, Boise Cascade Corporation, Willamette Industries, Inc., and Georgia-Pacific Corporation, own a significant portion of their own raw materials and generally have greater financial resources than the Company.

     The Company believes that the principal competitive factors in the market for engineered lumber are price, performance, market acceptance, distribution capabilities, and customer support. The Company has adopted a policy of protecting market share by aggressively managing any price differentials between its products and those of its engineered lumber competitors.

     The Company believes its broader product line, based in part on its proprietary technologies PSL and LSL lumber, provide an important competitive advantage over its competition. In addition, the Company believes it enjoys a leadership position in terms of brand name recognition, value-added services to builders, an aggressive and broad distribution network and a wide selection of products which have received building code approval in substantially all markets.

     Other building materials, including steel, plastic, brick, and cement, are alternative basic materials for construction. However, these materials may not readily lend themselves to traditional residential framing methods or tools and have certain inherent manufacturing and performance deficiencies.

BACKLOG

     The Company's order backlog at December 30, 1995 was approximately $28 million compared to approximately $29.7 million at December 31, 1994. Some portion of the current order backlog will probably not be filled due to extended deliveries or cancellations. In addition, lead times of orders can vary significantly from quarter to quarter and year to year. Accordingly, the Company's backlog on a particular date may not be representative of the level of future sales.

EMPLOYEES

     As of December 30, 1995, the Company employed a total of approximately 2,700 employees in its engineered lumber operations. Additionally, another 800 employees were employed in the Company's remaining window operations.

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

ITEM 1(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     The Company operates manufacturing facilities in two countries, the United States and Canada; and the majority of all sales are made domestically in those countries. Financial information relating to foreign and domestic operations is presented in Note 10 to the consolidated financial statements, page 46 of this Report.

ITEM 2.     PROPERTIES

     Set forth below are the locations of the Company's manufacturing facilities and the technology and/or products produced at such facilities.

                                                Engineered
                                                  Lumber
                                                Technology                       Products
                                            ------------------               ----------------
Structural Products Manufacturing         LVL       PSL       LSL      I-Joists      Open Web Trusses
- ---------------------------------         ---       ---       ---      --------      ----------------
  Buckhannon, West Virginia                X         X

  Chino, California                                                                          X

  Claresholm, Alberta                                                      X                 X

  Colbert, Georgia                                   X

  Deerwood, Minnesota                                          X

  Delaware, Ohio                                                                             X

  Eugene, Oregon                           X                               X

  Hazard, Kentucky                                             X

  Hillsboro, Oregon                                                                          X

  Junction City, Oregon                    X

  Natchitoches, Louisiana                  X                               X

  Stayton, Oregon                                                          X

  Valdosta, Georgia                        X                               X

  Vancouver, British Columbia                        X

  Elma, Washington                         *         *

*  Produces veneer for LVL and PSL Lumber productions

     The Company owns a Boise, Idaho, property of approximately 32 acres of unimproved land. The Company's headquarters staff are located in a location in Boise, Idaho.

     The properties at Stayton, Oregon and Natchitoches, Louisiana are subject to mortgages aggregating $16.4 million. Because the costs of these latter properties are financed partially or wholly by Industrial Development Revenue Bonds, record title to a significant portion of the land, buildings, and equipment is being held by the bond-issuing authorities until the bonds are retired.

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


      Based on current facts and knowledge, all material liabilities under any of the pending claims and suits would be covered under the Company's liability insurance policies or are otherwise provided for in the Company's financial statments.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM A.      EXECUTIVE OFFICERS OF THE REGISTRANT.

     Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of December 30, 1995, each of whose term of office is one year.

          Name and Age                 Office
          ------------                 ------
  Harold E. Thomas, age 69             Chairman of the Board,
                                       TJ International, Inc.

  Thomas H. Denig, age 49              President and Chief Executive Officer
                                       TJ International, Inc.

  Robert J. Dingman, age 54            Senior Vice President, Custom
                                       Operations Group, Trus Joist
                                       MacMillan

  Randy W. Goruk, age 43               Senior Vice President, North American
                                       Residential Operations Group, Trus
                                       Joist MacMillan

  Patrick D. Smith, age 49             Senior Vice President, Manufacturing
                                       Operations Group, Trus Joist MacMillan

  Valerie A. Heusinkveld, age 37       Vice President, Finance and Chief
                                       Financial Officer,
                                       TJ International, Inc.

  Richard B. Drury, age 46             Secretary and Treasurer,
                                       TJ International, Inc.

  Jody B. Olson, age 48                Vice President, Corporate Development,
                                       TJ International, Inc.

  Floyd J. Juday, age 52               Vice President, Marketing Services

  James H. Ware, age 52                Vice President, Technology and
                                       Engineering

  Kevin R. Case, age 41                Senior Vice President, Industrial
                                       Operations, Trus Joist MacMillan
                                       (resigned effective January 31, 1996)

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

     Thomas H. Denig was elected President and Chief Executive Officer of TJ International, Inc. on January 4, 1995. Mr. Denig was elected Senior Vice President, Structural Operations in 1990. Mr. Denig was also elected President and Chief Executive Officer of Trus Joist MacMillan in 1991, after having served as President of Trus Joist Corporation since 1990. Mr. Denig joined the Company in 1974 as a salesperson and has subsequently served as California South Sales Manager, Microllam-Registered Trademark- Lumber Industrial Sales Manager, National Sales Manager, Western Division Manager, Eastern Division Manager and had been elected Vice President, Eastern Operations in 1985. Mr. Denig is a graduate of Valparaiso University and served as a lieutenant in the U.S. Marine Corp. before joining the Company.

     Robert J. Dingman was appointed Sr. Vice President, Custom Operations Group for Trus Joist MacMillan in October, 1995. Mr. Dingman joined the Company in 1984 as the Southwest Division Manager and has subsequently served as Division Manager, Microllam-Registration Mark- Lumber Operations and Sr. Vice President, Western Operations. Before joining the Company, Mr. Dingman, a graduate of St. Lawrence College, was Vice President and General Manager of the Architectural Building Products Division of Koppers Company, Inc.

      Randy W. Goruk was appointed Sr. Vice President, North American Residential Operations Group for Trus Joist MacMillan, in October, 1995. Mr. Goruk joined the Company in 1974 as a draftsperson and has subsequently served as a salesperson, British Columbia Regional Sales Manager, Canadian Division Sales Manager and Canadian Division Manager, Vice President, Canadian Operations, Vice Presdient, Eastern Operations, and Sr. Vice President, Canadian and Industrial Operations. Mr. Goruk is a graduate of the Northern Alberta Institute of Technology and the University of British Columbia.

      Patrick D. Smith was appointed Senior Vice President, manufacturing Operations Group for Trus Joist MacMillan in 1994. Mr. Smith joined the Company in 1984 as the Plant Manager at the Natchitoches, Louisiana, plant and has subsequently served as Plant Manager at the Colbert, Georgia, Plant, General Manager of the Atlantic Coastal Division, and Vice President of Construction. Before joining the Company, Mr. Smith, a graduate at Edinboro University, began a 15 year career with the Koppers Company in their Forest Products Division. He managed three different manufacturing plants and worked in the industrial relations department.

     Valerie A. Heusinkveld was elected Vice President of Finance and Chief Financial Officer of TJ International, Inc., in 1992. Ms. Heusinkveld is an honors graduate of the University of Idaho and a Certified Public Accountant. Before being named CFO, Ms. Heusinkveld served as Vice President of Finance and Treasurer for Trus Joist MacMillan. Ms. Heusinkveld has also served as controller of Norco Windows Western Operations group and as a corporate accountant and assistant to the Vice President of Finance. Ms. Heusinkveld joined TJ International in 1989 after working for Arthur Andersen & Co.

     Richard B. Drury was elected Secretary in 1985 and was elected to the additional position of Treasurer in 1991. Mr. Drury is a graduate of Boise State University and a Certified Public Accountant. Prior to joining the Company in 1979, Mr. Drury gained audit and tax experience with Arthur Andersen & Co.

     Jody B. Olson was elected Vice President, Corporate Development in 1987. In 1991, Mr. Olson was also elected Secretary of the Board of Trus Joist MacMillan. Previous positions held by Mr. Olson were Microllam-Registered Trademark- Lumber Division Controller; Microllam-Registered Trademark- Lumber Industrial Salesperson and Sales Manager; General Manager of the Company's former trucking subsidiary; Manager, Energy Systems; Assistant to the President, Mergers and Acquisitions; and Manager, Corporate Development. Mr. Olson, who joined the Company in 1979, is a graduate of the University of Idaho and the Lewis and Clark Law School.

     Floyd J. Juday was appointed Vice President, Marketing for Trus Joist MacMillan in February of 1996, upon joining the Company. Mr. Juday received his undergraduate degree from Western Michigan University, and graduate degree from Indiana University. Before joining the company, Mr. Juday spent 25 years in the forest products industry with Georgia Pacific and MacMillan Bloedel in various management positions.

     James H. Ware was appointed Vice President, Engineering and Technology on October 18, 1995. Dr. Ware joined the company as Vice President, Research and Development, on February 27, 1995, after 17 years at Scott Paper Company where his most recent positions were Worldwide Business Applications Leader and Technology Manager for Worldwide Operations. Prior to his career with Scott, Dr. Ware was a Research Scientist at Union Camp Corporation's Princeton Research Center and a faculty member in the School of Engineering at North Carolina State University. Dr. Ware holds BS, MS and Ph.D. degrees in Engineering Mechanics from North Carolina State University.

     Kevin R. Case resigned effective January 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The approximate number of record holders of the Company's $1.00 par value common stock at March 15, 1996, is set forth below:

                      (1)                           (2)
                Title of Class            Number of Record Holders
                --------------            ------------------------
           Common Stock, $1 par value              2,126

The remainder of this Item 5 is contained in the following sections of the Report at the pages indicated below:

     "Market and Dividend Information," on page 31 of this Report, to the extent that said section discusses the principal market or markets on which the Company's common stock is being traded; the range of high and low quoted sales prices (closing) for each quarterly period during the past two years; the source of such quotations; and the frequency and amount of any dividends paid during the past two years with respect to such common stock.

     "Note 3 to the consolidated financial statements," page 41 of this Report, to the extent that said Note describes any restriction on the Company's present or future ability to pay such dividends.

ITEMS 6, 7, AND 8.

The information called by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

                       CAPTIONS AND PAGES OF THIS REPORT

ITEM 6    Selected Financial Data       "Selected Financial Data" ......26

ITEM 7    Management's Discussion       "Management's Discussion
          and Analysis of Financial     and Analysis" ..................27
          Conditions and Results of
          Operations

ITEM 8    Financial Statements and      "Consolidated Financial
          Supplementary Data            Statements".....................33


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

ITEM 11.  EXECUTIVE COMPENSATION.

     Item 11 is included in the Company's definitive proxy statement, under the caption "Compensation of Executive Officers," including the sub-caption "Executive Compensation Tables," and is incorporated herein by reference. The subcaptions "Report of the Executive Compensation Committee on Executive Compensation," and "Performance Graph," under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement are not incorporated herein.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Item 13 is included in Note 9 to the consolidated financial statements, pages 45 and 46 of this Report.

     -Registered Trademark- - Microllam, Parallam, TimberStrand, TJI, The Silent
                            Floor, FrameWorks are registered trademarks of the Company.

     -TM- - TJ-Xpert is a trademark of the Company

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)     Financial Statements

          A list of the financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

  (b)     Reports on Form 8-K.

          The Company filed a report dated December 21, 1995 on Form 8-K. In that report, the Company disclosed, under "Item 2. Acquisition or Disposition of Assets," that the Company has exited the Outlook Window partnership and intends to divest of its remaining window operations. See Item 1a of this Form 10-K.

  (c)     Exhibits.  The following documents are filed as Exhibits to this Form
            10-K:

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

               Stock Purchase Agreement between TJ International, Inc. and
                  Andersen Corporation. These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994.

               (4) Amended and Restated Credit Agreement,  dated as of May 31,
                  1995. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended July 1, 1995 and is incorporate herein by reference.

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

               Rights Agreement, dated as of August 24, 1989, between TJ
                  International, Inc. and West One Bank. These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994.

               1982 Incentive Stock Option Plan, as amended.  These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994.

               1985 Incentive Stock Option Plan, as amended.  These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994.

               1988 Stock Option Plan, as amended.  These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994.

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

               Loan Agreement, Trust Indenture and Deed of Trust pertaining to
                  Twin Falls, Idaho, plant. This document was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994.

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

               (22)  Subsidiaries of the registrant.

               (24)  Consent of independent public accountants to the
                  incorporation of their report dated February 2, 1995, included in this Form 10-K for the year ended December 31, 1994 into TJ International, Inc.'s previously filed Form S-8 Registration Statement for the Trus Joist Corporation Nonstatutory Stock Option Plan with 1982 Incentive Amendment, as amended (Registration No. 2-79209), Form S-8 Registration Statement for the Trus Joist Corporation Employee Stock Ownership Plan (Registration No. 2-96065), Form S-8 Registration Statement for the Trus Joist Corporation Associates' Stock Purchase Plan, as amended (Registration No. 2-96821), Form S-8 Registration Statement for the Trus Joist Corporation Key Employees' 1982 Inventive Stock Option Plan with Nonstatutory feature (Registration No. 2-96964), Form S-8 Registration Statement for the Trus Joist Corporation Employee Stock Ownership Plan (Registration No. 33-4704), Form S-8 Registration Statement for the Trus Joist Corporation Profit Sharing Plan, as amended (Registration No. 33-21870), Form S-8 Registration Statement for the Trus Joist Corporation Key Employees' 1985 Incentive Stock Option Plan with Nonstatutory Feature, as amended (Registration No. 33-22186) and Form S-8 Registration Statement for TJ International, Inc. Key Employees' 1988 and 1992 Stock Option Plans (Registration No. 33-54582).

               (25)  Powers of Attorney.

               (27)  Financial Data Schedule.

            All other Exhibits are omitted since they are not applicable or not required.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TJ INTERNATIONAL, INC., Registrant


     By /s/ Thomas H. Denig
        -------------------------------------------------------------------
            Thomas H. Denig - President, Chief Executive Officer,
             Director and Attorney-in-Fact for Directors listed below.


     By /s/ Valerie A. Heusinkveld
        -------------------------------------------------------------------
            Valerie A. Heusinkveld - Vice President, Finance and Chief Financial
             Officer


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

For the fiscal year ended December 30, 1995     Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The following documents are filed as part of this Report:   Pages in this Report
                                                            --------------------

(1)  FINANCIAL STATEMENTS:

     Selected Financial Data...........................................26

     Management's Discussion and Analysis..............................27

     Market and Dividend Information...................................31

     Quarterly Financial Data (Unaudited)..............................32

     Consolidated Balance Sheets at December 30, 1995,
        December 31, 1994 and January 1, 1994..........................33

     Consolidated Statements of Income for the three
        years ended December 30, 1995..................................34

     Consolidated Statements of Stockholders' Equity for the
        three years ended December 30, 1995............................35

     Consolidated Statements of Cash Flow for the three years
        ended December 30, 1995........................................36

     Notes to Consolidated Financial Statements........................37

     Report of Independent Public Accountants..........................47

The following documents are filed as part of this Report:   Pages in this Report
                                                            --------------------
(3)  EXHIBITS

     (10) Certificate of Designation, Preferences and
          Rights of ESOP Convertible Preferred Stock;
          Stock Purchase Agreement; and ESOP Term Note....         *

     (21) Subsidiaries of the Registrant..................Document 2

     (24) Consent of Independent Public Accountants.......Document 3

     (25) Powers of Attorney..............................Document 4

     (27) Financial Data Schedules for the years ended
          January 1, 1994, December 31, 1994, and
          December 30, 1995...............................Document 5

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     *  Previously filed, hard copy.

SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the five fiscal years ended December 30, 1995, and should be read in conjunction with the more detailed Consolidated Financial Statements included herein.


- ------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES
                                                     1995        1994        1993        1992        1991
- ------------------------------------------------------------------------------------------------------------
Sales                                               $484,845    $496,060    $436,602    $288,092    $201,880
Income from continuing operations                      9,741      16,250      20,668       7,167       1,856
Net income (loss)                                    (29,911)      8,848      12,528       7,311      (3,227)
Income from continuing operations per share
  Primary                                               0.51        0.88        1.39        0.44        0.08
  Fully diluted                                         0.48        0.83        1.29        0.44        0.06
Weighted average number of shares outstanding
  Primary                                             17,132      17,354      14,267      13,418      12,942
  Fully diluted                                       17,132      18,635      15,603      14,700      14,616
Cash dividends declared per common share            $  0.220    $  0.220    $  0.215    $  0.210    $  0.210
Working capital, excluding discontinued operations    53,355      98,042     109,503      21,821       5,791
Total assets                                         546,310     584,909     421,150     303,890     315,578
Long-term debt, excluding current portion             89,440     102,280      23,709      25,122      26,392
Stockholders' equity                                 210,144     240,558     234,741     129,333     126,894
Net book value per share                               12.27       14.22       14.02        9.89        9.80
- ------------------------------------------------------------------------------------------------------------

In 1995, net income includes ($36,191) for the loss on disposal of discontinued operations. All prior periods have been restated for discontinued operations; see footnotes for further discussion. In 1992, net income and net income per share include income of $900 and $.07, respectively, for the cumulative effect of adopting Statement No. 109, "Accounting for Income Taxes."

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns. Within the construction markets, engineered lumber sales are influenced by the market for traditional solid-sawn lumber products, for which the Company's products serve as a value-added alternative. The Company is also affected by the seasonality of this industry, which is particularly pronounced in the colder climates of the Northern, Mid-Western, and Rocky Mountain regions of the United States and Canada. Consistent with the construction industry as a whole, the Company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

     No other Company possesses the range of engineered lumber products, the levels of service and technical support, or the second generation technologies of TimberStrand-Registered Trademark- LSL laminated strand lumber (LSL) or Parallam-Registered Trademark- PSL parallel strand lumber
(PSL). There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber (LVL) products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to the Company's oldest generation technologies.

     The Company believes its network of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber.
While competition helps expand the market for engineered wood products including those manufactured by the Company, it may also make the existing markets more price competitive. Traditional wide-dimension lumber, however, remains the predominant structural framing material in residential construction and is the primary competition of the Company's products. Commodity lumber prices historically have been subject to high volatility, and during periods of significant lumber price movements the Company's prices have trended in the same direction.

     The Company's engineered lumber products continue to gain market acceptance as high-quality alternatives to traditional solid-sawn lumber products. Through the Company's intensive marketing efforts, builders and other wood users are increasingly recognizing the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products. The Company believes that this trend will continue well into the future.

     At the end of 1994, the Company sold its wholly-owned Canadian window businesses which were unprofitable in 1994 and 1993. In the fourth quarter of 1994, the Company entered into the Outlook Window Partnership, by combining the assets of Norco Windows, Inc. with those of SealRite Windows and Oldach Windows. On December 9, 1995, due to continued operating losses in the window segment of its business, the Company reached an agreement with its partners to exit the Outlook Window Partnership. The Company has also adopted a plan for the sale of its remaining window investment. This action will allow the Company to focus its resources on its engineered lumber business. All of the Company's window operations have been reflected in the financial statements as Discontinued Operations for all years presented.

PARTNERSHIP

     The Company and MacMillan Bloedel, through MBA, established TJM in October of 1991. The Company has a 51 percent interest in TJM and serves as general partner, with authority to manage and control the daily operations. TJM's income and losses are allocated on a formula basis as agreed to by the partners and in accordance with the TJM Partnership Agreement. These formulas allocated 66 2/3 percent of TJM's income to the Company in 1993 and 51 percent in the years thereafter. Also, $7.0 million of the losses associated with the start-up of the partnership's initial TimberStrand-Registered Trademark- LSL plant in 1993 were allocated to MacMillan Bloedel. As a result of these provisions, MacMillan Bloedel was allocated a total of $10.1 million of income in 1993, $26.9 million of income in 1994, and $16.4 million of income in 1995. These allocations are reflected in the consolidated statements of income under "Minority interest in Partnership" and also affect the partners' capital accounts in TJM.

1995 COMPARED TO 1994

     Sales for the year ended December 30, 1995, decreased by $11 million from the prior year. The sales decrease of 2 percent came in a period when North American housing starts declined 9 percent compared to 1994 levels. Growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber helped increase sales volumes in a market of declining housing starts. Price pressures due to depressed markets for dimension lumber products had a downward impact on per unit sales prices. Lumber prices for commodity lumber were down approximately 16 percent from year-end 1994 levels. Despite the market pressures on sales price, sales of residential products per North American housing start increased to $263 for 1995 from $250 for 1994.

     The most significant volume increases came from the Company's two new technology product lines, Parallam-Registered Trademark- PSL and TimberStrand-Registered Trademark- LSL. These increases came from increased sales penetration of existing engineered lumber products as well as new products being introduced by the Company.

     Sales for the fourth quarter of 1995 were $113.3 million, compared to
$112.9 million in the same   period for 1994.  The relatively flat sales
growth came from increases in volumes offset by declining selling prices. The largest volume increases came from the Company's Parallam-Registered Trademark- PSL product lines, however, all other product lines showed increased volumes, as well. While lumber prices declined through 1995, the fourth quarter showed the greatest decline of the year, with prices dropping in excess of 10 percent from prices at the end of the third quarter. On average, lumber prices were 14 percent below fourth quarter 1994 levels.

     Gross margins for the year ended December 30, 1995, were 22.4 percent compared with 26.1 percent in 1994. The decline was primarily due to the start-up losses of $12.8 million at the Company's Kentucky TimberStrand-Registered Trademark- LSL and West Virginia combination Parallam-Registered Trademark- PSL and Microllam-Registered Trademark- LVL plants. Both plants have experienced start-up delays that will carry over into 1996 and will negatively impact financial results in the early months of the year. Difficulties have come from mechanical areas; there have been no fundamental problems with the technology or the production processes. In addition, prices for the Company's products were reduced in response to continuing softness in the lumber market.

     Profitability at the Company's initial TimberStrand-Registered Trademark- LSL plant in Deerwood, Minnesota, continued to improve through 1995. This resulted from a combination of improved production efficiencies and improved sales volumes and prices for the products made at the TimberStrand-Registered Trademark- LSL plant.

     Selling expenses increased $1.3 million in 1995 compared to the prior year. This increase reflects the Company's continuing investment in new product development, as well as the cost of developing the European marketplace. Administrative costs declined $2.3 million in 1995 from the prior year. This decline is primarily the result of severance and other accruals recorded in 1994 that were not repeated in 1995.

     The Company incurred interest expense in 1995 due to the end of the construction phase of the two new plants in the third and fourth quarters.
In 1995, interest payments of $6.5 million were capitalized in connection with this construction. This compares to $4.8 million of capitalized interest in 1994. Minority interest expense declined $10.4 million from 1994 due to the decline in earnings at TJM.

     The Company recorded a $36.2 million charge in connection with the disposal of its window operations, which was partially completed in 1995. The disposal of the remaining assets will likely occur within the first half of 1996. The loss on disposal is net of a $23.7 million tax benefit related to the loss.

     Additionally, a net loss of $3.5 million was incurred on the operations of the window segment during 1995. This is down from a $7.4 million discontinued operating loss in 1994. The decrease is primarily due to the disposal of the Company's Canadian window operations at the end of 1994, which had contributed a $4.9 million loss in 1994. Additionally, a large inventory adjustment associated with the closure of certain distribution facilities in the eastern United States increased the loss in 1995.

1994 COMPARED TO 1993

     Sales for the year ended December 31, 1994, increased by $59 million or
13.6 percent from the corresponding period in 1993. The Company's sales continued to outpace new housing construction, which posted an 11.2 percent increase in North American housing starts. Growing acceptance of the Company's engineered lumber products as a substitute for commodity sawn lumber was the primary factor behind the increased sales. The Company's three major product groups (industrial, light commercial, and residential) all participated in the sales growth, with residential products contributing the largest increase. Sales of residential products per North American housing start increased to $250 for 1994 from $246 in 1993. This increase was achieved despite declining lumber prices through most of 1994.

     Sales for the fourth quarter of 1994 decreased 3.6 percent from the comparative quarter of 1993. The sales decrease was due in part to reduced product pricing in response to lower lumber prices. Also, sales in 1993's fourth quarter surged in response to rapidly rising lumber prices. Operating income in the fourth quarter of 1994 was significantly reduced compared to the comparable period in 1993 due to a $3.2 million charge for a plant closure, severance, and other items.

     Gross margins for the year ended December 31, 1994, were 26.1 percent compared to 26.6 percent for 1993. In the early part of 1994, strong pricing in response to a historically high lumber market improved the Company's margins. In the second half of the year, gross margins were pressured by increases in raw material prices, particularly for oriented strand board used in webs of the Company's I-joist products. A strong plywood market in the South also led to increased prices for the veneer used in making Microllam-Registered Trademark- LVL. Further pressuring margins was a market environment where prices for the Company's products were reduced in response to continuing softness in the lumber market.

     During the first and second quarters, the Company's TimberStrand-Registered Trademark- LSL plant was profitable at the gross margin line. However, due to numerous complications following a dryer fire in late June 1994, the plant was not profitable at the gross margin line for the remainder of the year. Steady improvement was made toward regaining operating efficiencies as the second half of the year progressed.

     Selling expenses increased in absolute dollar terms but decreased from
10.7 percent to 10.1 percent as a percent of sales. The decrease was primarily a result of the leverage in the existing sales and distribution network, which has the capacity to handle significant volume increases with the current infrastructure.

     Operating income for 1994 was $50.4 million, up 16 percent over 1993, even after a fourth quarter charge of $3.2 million related to plant closures, severance, and other items. Despite positive gains in operating income, operating income per share declined from $1.29 to $.83 on a fully diluted basis. This drop can be attributed primarily to two dilutive factors. First, in 1994, the Company received 51 percent of the earnings from TJM as compared to 66 2/3 percent in 1993. Second, 3.5 million additional shares of common stock were outstanding during 1994 as compared to most of 1993. The cash proceeds from the stock sales were primarily invested in construction in progress. The related assets are expected to begin contributing to the Company's results in 1996.

     The change in Minority interest in the Partnership from $10.1 million during 1993 to $26.8 million in 1994 is reflective of the contractual agreement to allocate 49 percent of TJM's income to MacMillan Bloedel (MB) in 1994 compared to the 33 1/3 percent in 1993 combined with the improved operating results of TJM. In addition, $7 million of operating losses incurred at the Company's TimberStrand-Registered Trademark- LSL facility in Deerwood, Minnesota, were allocated to MB in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased $45 million during 1995, to $53 million at December 30, 1995. Cash provided from operating activities was $64.2 million in 1995 compared to $72.9 million in 1994 and $38.9 million in 1993. Capital expenditures were $105.7 million in 1995 compared to $152.4 million in 1994 and $35.4 million in 1993. Cash flows from financing activities were an outflow of $26 million in 1995 compared to an inflow of $90 million in 1994 and $69 million in 1993. The financing sources in prior years resulted from industrial revenue bond issuance, capital investment from MacMillan Bloedel, and the 1993 stock issuance.

     The Company's Board of Directors approved a capacity expansion program in 1993 that included construction of the TimberStrand-Registered Trademark-LSL plant near Hazard, Kentucky. Construction commenced in the fall of 1993 and was completed in the late summer of 1995. Total expenditures for the facility were $103 million. In addition, the Company's Board of Directors approved the construction of a combination plant that will manufacture Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL near Buckhannon, West Virginia. Construction of the combination plant commenced in the second quarter of 1994 and was substantially completed in the fall of 1995. The total construction cost expected for this facility is $86 million. The Company is evaluating potential sites for a third TimberStrand-Registered Trademark- LSL plant, or an additional combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant, but has not determined whether or when to proceed with construction.

     During the second quarter of 1994, the Company issued $43.5 million of industrial revenue bonds to finance construction of the Hazard, Kentucky, TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2024, with interest payable at 7 percent.

     MacMillan Bloedel's Board of Directors authorized a $49 million capital contribution to the TJM Partnership in light of the capacity expansion program. The entire amount was contributed by December 1994.

     In the third quarter of 1995, the Company issued $22.5 million of industrial revenue bonds to finance the construction of the Buckhannon, West Virginia, combination Microllam-Registered Trademark- LVL and
Parallam-Registered Trademark- PSL plant. The bonds are due in a single maturity in 2025, with interest payable semi-annually at 7 percent. Remaining proceeds from these bonds are recorded as unexpended bond funds.

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

     Substantially all of the Company's operating assets are held, and revenue generated, by its partnership. The partnership regularly distributes cash to the partners to fund the tax liabilities generated by the partnership at the corporate level. All other distributions of cash by the partnership are dependent on the affirmative votes of the representatives of the minority partner on the partnership management board. Accordingly, there can be no assurance that such distributions will be approved, and thereby be available, for the payment of dividends or to fund other operations of the Company.

                         MARKET AND DIVIDEND INFORMATION

     The Company's stock is traded on the over-the-counter market and is listed with the National Association of Security Dealers Automated Quotations (NASDAQ) under the symbol TJCO.
     The high and low quoted sales prices (closing) and dividends paid per common share for each quarterly period during 1995 and 1994 were as follows:

- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------
                                                       Sales Price
                                                ---------------------------
                                                     High         Low           Dividends Paid
                                                ----------------------------------------------
1995    First                                        $19          $16               $.05 1/2
        Second                                        19           16 1/4            .05 1/2
        Third                                         21 1/4       18 1/4            .05 1/2
        Fourth                                        19 3/8       15 1/4            .05 1/2

- ----------------------------------------------------------------------------------------------
                                                       Sales Price
                                                ---------------------------
                                                     High         Low           Dividends Paid
                                                ----------------------------------------------
1994    First                                        $32 1/8      $23 1/2           $.05 1/2
        Second                                        25 1/2       18 3/4            .05 1/2
        Third                                         21           17 1/2            .05 1/2
        Fourth                                        18 1/2       14 3/4            .05 1/2
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------

                        RESULTS OF QUARTERLY OPERATIONS

Unaudited results of operations by quarter for 1995, 1994, and 1993 are as follows:
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES           -------------------------------------------------
                                                                                     Quarter
                                                               -------------------------------------------------
                                                                   First       Second         Third      Fourth
                                                               -------------------------------------------------
1995
Sales                                                           $109,941     $123,882      $137,759    $113,263
Gross profit                                                      22,884       29,939        30,688      25,147
Income from continuing operations                                  1,815        3,047         4,113         766
Loss from discontinued operations                                 (1,301)        (461)       (1,699)         --
Loss on disposal of discontinued operations                           --           --            --     (36,191)
Net income (loss)                                                    514        2,586         2,414     (35,425)
Net income (loss) per share
  Income from continuing operations
    Primary                                                         0.09         0.16          0.23        0.03
    Fully diluted                                                   0.09         0.15          0.21        0.03
  Loss from discontinued operations
    Primary                                                        (0.07)       (0.02)        (0.10)         --
    Fully diluted                                                  (0.07)       (0.02)        (0.09)         --
  Loss on disposal of discontinued operations
    Primary                                                           --           --            --       (2.11)
    Fully diluted                                                     --           --            --       (2.11)
  Net income (loss)
    Primary                                                         0.02         0.14          0.13       (2.08)
    Fully diluted                                                   0.02         0.13          0.12       (2.08)
                                                               -------------------------------------------------
                                                               -------------------------------------------------

1994
Sales                                                           $118,163     $128,773      $136,266    $112,858
Gross profit                                                      34,999       35,297        35,112      24,308
Income (loss) from continuing operations                           6,335        5,418         5,489        (992)
Income (loss) from discontinued operations                        (3,776)         304        (1,284)     (2,646)
Net income (loss)                                                  2,559        5,722         4,205      (3,638)
Net income (loss) per share
  Income (loss) from continuing operations
    Primary                                                         0.35         0.30          0.30       (0.07)
    Fully diluted                                                   0.33         0.28          0.29       (0.07)
  Income (loss) from discontinued operations
    Primary                                                        (0.22)        0.02         (0.07)      (0.16)
    Fully diluted                                                  (0.20)        0.02         (0.07)      (0.16)
  Net income (loss)
    Primary                                                         0.13         0.32          0.23       (0.23)
    Fully diluted                                                   0.13         0.30          0.22       (0.23)
                                                               -------------------------------------------------
                                                               -------------------------------------------------

1993
Sales                                                           $ 93,799     $106,529      $118,698    $117,576
Gross profit                                                      16,419       28,562        35,865      35,293
Income from continuing operations                                  1,900        5,351         7,679       5,738
Loss from discontinued operations                                 (2,473)      (1,089)       (1,847)     (2,731)
Net income (loss)                                                   (573)       4,262         5,832       3,007
Net income (loss) per share
  Income from continuing operations
    Primary                                                         0.12         0.38          0.55        0.34
    Fully diluted                                                   0.12         0.35          0.50        0.32
  Loss from discontinued operations
    Primary                                                        (0.18)       (0.08)        (0.14)      (0.17)
    Fully diluted                                                  (0.18)       (0.08)        (0.12)      (0.16)
  Net income (loss)
    Primary                                                        (0.06)        0.30          0.41        0.17
    Fully diluted                                                  (0.06)        0.27          0.38        0.16
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------

Per share calculations are based on the average common shares outstanding for each period presented. Accordingly, the total of the per share figures for the quarters may not equal the per share figures reported for the year.

                          CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                                        DECEMBER 30, 1995   December 31, 1994   January 1, 1994
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                     $  19,715           $  57,764         $  66,945
  Marketable securities                                                                --              16,084             7,004
  Receivables, less allowances of $384, $585, and $317, respectively               28,754              38,462            38,376
  Inventories                                                                      38,560              30,968            28,426
  Deferred income taxes                                                            11,607               5,803             7,281
  Other                                                                             6,036               2,798             2,790
  Net assets from discontinued operations                                              --              54,419            32,373
                                                                                -----------------------------------------------
                                                                                  104,672             206,298           183,195
Property
  Land and improvements                                                            12,417              11,569             5,551
  Buildings and leasehold improvements                                             98,497              79,740            62,512
  Machinery, equipment, and other                                                 442,965             364,033           243,326
  Accumulated depreciation                                                       (149,069)           (124,328)         (103,476)
                                                                                -----------------------------------------------
                                                                                  404,810             331,014           207,913

Goodwill                                                                           21,580              21,926            23,660
Unexpended bond funds                                                                 117              11,550                --
Deferred income taxes                                                               5,088                  --                --
Other assets                                                                       10,043              14,121             6,382
                                                                                -----------------------------------------------
                                                                                $ 546,310           $ 584,909         $ 421,150
                                                                                -----------------------------------------------
                                                                                -----------------------------------------------

- -------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                 $   2,994           $   6,358         $   4,007
  Current portion of long-term debt                                                   340                 570             1,891
  Accounts payable                                                                 23,746              24,195            13,343
  Accrued liabilities                                                              24,237              22,714            22,078
  Reserve for discontinued operations, net                                          5,755                  --                --
                                                                                -----------------------------------------------
                                                                                   57,072              53,837            41,319

Long-term debt, excluding current portion                                          89,440             102,280            23,709
Deferred income taxes                                                                  --               8,092             8,429
Other long-term liabilities                                                         8,597               9,116             4,793

Minority interest in Partnership                                                  181,057             171,026           108,159
Stockholders' equity
  ESOP Convertible Preferred Stock, issued 1,185,933,
  1,249,582, and 1,259,308 shares, respectively                                    13,992              14,744            14,859
  Guaranteed ESOP benefit                                                         (10,382)            (12,100)          (12,390)
  Common stock, issued 17,131,758,
  16,915,536, and 16,738,069 shares, respectively                                  17,132              16,916            16,738
  Paid-in capital                                                                 140,384             138,003           135,727
  Retained earnings                                                                51,808              86,355            82,139
  Cumulative translation adjustment                                                (2,790)             (3,360)           (2,332)
                                                                                -----------------------------------------------
                                                                                  210,144             240,558           234,741
                                                                                -----------------------------------------------
                                                                                $ 546,310           $ 584,909         $ 421,150
                                                                                -----------------------------------------------
                                                                                -----------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME


- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994, AND JANUARY 1, 1994
EXPRESSED IN THOUSANDS EXCEPT PER SHARE FIGURES
                                                                                          1995           1994         1993
- -----------------------------------------------------------------------------------------------------------------------------
Sales                                                                                  $484,845      $496,060     $436,602
                                                                                       -----------------------------------
Costs and expenses
  Cost of sales                                                                         376,187       366,344      320,463
  Selling expenses                                                                       51,591        50,246       46,594
  Administrative expenses                                                                26,725        29,071       26,078
                                                                                       -----------------------------------
                                                                                        454,503       445,661      393,135
                                                                                       -----------------------------------
Income from operations                                                                   30,342        50,399       43,467
Investment income, net                                                                    2,209         2,282          449
Interest expense                                                                           (631)           --       (1,539)
Minority interest in Partnership                                                        (16,376)      (26,848)     (10,149)
                                                                                       -----------------------------------
Income from continuing operations before income taxes                                    15,544        25,833       32,228
Income taxes                                                                              5,803         9,583       11,560
                                                                                       -----------------------------------
Income from continuing operations                                                         9,741        16,250       20,668
                                                                                       -----------------------------------
Discontinued operations
  Loss from discontinued operations
    (net of tax benefit of $2,171, $1,855, and $4,088
    in 1995, 1994, and 1993, respectively)                                               (3,461)       (7,402)      (8,140)
  Loss on disposal of discontinued operations
    (net of tax benefit of $23,718)                                                     (36,191)           --           --
                                                                                       -----------------------------------
Net income (loss)                                                                      $(29,911)     $  8,848     $ 12,528
                                                                                       -----------------------------------
                                                                                       -----------------------------------
Net income (loss) per share
  Income from continuing operations
    Primary                                                                            $   0.51      $   0.88     $   1.39
    Fully diluted                                                                      $   0.48      $   0.83     $   1.29
  Loss from discontinued operations
    Primary                                                                               (0.20)        (0.42)       (0.57)
    Fully diluted                                                                         (0.17)        (0.39)       (0.53)
  Loss on disposal of discontinued operations
    Primary                                                                               (2.11)           --           --
    Fully diluted                                                                         (2.11)           --           --
                                                                                       -----------------------------------
  Net income (loss)
    Primary                                                                            $  (1.80)     $   0.46     $   0.82
    Fully diluted                                                                      $  (1.80)     $   0.44     $   0.76
                                                                                       -----------------------------------
                                                                                       -----------------------------------
Weighted average number of common shares
  outstanding during the periods, used in
  earnings per share calculations
    Primary                                                                              17,132        17,354       14,267
    Fully diluted                                                                        17,132        18,635       15,603
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994, AND JANUARY 1, 1994
EXPRESSED IN THOUSANDS

                                               Guaranteed                                             Cumulative         Common
                                   Preferred         ESOP      Common      Paid-in      Retained      Translation      Stock in
                                       Stock      Benefit       Stock      Capital      Earnings       Adjustment      Treasury


Balance, January 2, 1993             $14,932     $(13,462)     $7,901      $44,181       $97,492          $(1,586)     $
(20,125)
Net income                                --           --          --           --        12,528               --            --
Cash dividends declared:
  Common stock                            --           --          --           --        (3,029)              --            --
  Preferred stock, net of tax             --           --          --           --          (896)              --            --
Stock offering                            --           --       3,500       90,950            --               --            --
Treasury stock cancellation               --           --      (1,273)          --       (17,344)              --        18,617
Stock split                               --           --       6,612           --        (6,612)              --            --
Stock options exercised, net of tax       --           --          --          297            --               --         1,481
Other                                    (73)       1,072          (2)         299            --             (746)           27
                                     ------------------------------------------------------------------------------------------
Balance, January 1, 1994              14,859      (12,390)     16,738      135,727        82,139           (2,332)            0
Net income                                --           --          --           --         8,848               --            --
Cash dividends declared:
  Common stock                            --           --          --           --        (3,712)              --            --
  Preferred stock, net of tax             --           --          --           --          (920)              --            --
Stock options exercised, net of tax       --           --          --        2,227            --               --            --
Other                                   (115)         290         178           49            --           (1,028)           --
                                     ------------------------------------------------------------------------------------------
Balance, December 31, 1994            14,744      (12,100)     16,916      138,003        86,355          (3,360)            0
Net loss                                  --           --          --           --       (29,911)             --            --
Cash dividends declared:
  Common stock                            --           --          --           --        (3,754)             --            --
  Preferred stock, net of tax             --           --          --           --          (882)             --            --
Stock options exercised, net of tax       --           --          --        1,549            --              --            --
Other                                   (752)       1,718         216          832            --             570            --
                                     ------------------------------------------------------------------------------------------
Balance, December 30, 1995           $13,992    $ (10,382)  $  17,132     $140,384       $51,808         $(2,790)     $      0

- -------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994, AND JANUARY 1, 1994
EXPRESSED IN THOUSANDS
This statement has not been restated for discounted operations              1995               1994              1993
- ---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                                                      $ (29,911)          $   8,848        $  12,528
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Discontinued operations charge                                          36,191                  --               --
  Depreciation and amortization                                           33,236              28,343           24,059
  Deferred income taxes                                                    4,433                 813            1,744
  Minority interest in Partnerships                                       16,376              27,003           10,149
  Other, net                                                               1,082                 (89)             911
Change in working capital items:
  Receivables                                                              9,039              13,574          (17,567)
  Inventories                                                             (1,401)             (5,086)          (8,844)
  Other current assets                                                       118               1,542             (864)
  Accounts payable and accrued liabilities                                  (766)              2,674           15,149
Other, net                                                                (4,205)             (4,716)           1,626
                                                                       -----------------------------------------------
Net cash provided from operating activities                            $  64,192           $  72,906        $  38,891
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                   $(105,672)          $(152,363)       $ (35,418)
Sales (purchases) of marketable securities                                16,084              (9,080)          (7,004)
Decrease (increase) in unexpended bond funds                              11,433             (11,550)             632
Other, net                                                                 2,316                 670                9
                                                                       -----------------------------------------------
Net cash used in investing activities                                  $ (75,839)          $(172,323)       $ (41,781)
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock                                    $  (3,742)          $  (3,702)       $  (2,796)
Cash dividends paid on ESOP preferred stock                               (1,263)             (1,331)          (1,341)
Minority partners capital contributions                                       --              49,000            2,327
Minority partners tax distributions                                       (7,522)            (12,042)          (4,455)
Net repayments under lines of credit                                        (759)               (254)         (17,459)
Proceeds from issuance of long-term debt                                  22,500              78,500               --
Proceeds from stock offering                                                  --                  --           94,450
Principal payments of long-term debt                                     (35,650)            (18,919)          (1,209)
Other, net                                                                   171              (1,176)            (311)
                                                                       -----------------------------------------------
Net cash provided (used) by financing activities                       $ (26,265)          $  90,076        $  69,206
- ----------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents                   $ (37,912)          $  (9,341)       $  66,316
Cash and cash equivalents at beginning of year                            57,627              66,968              652
                                                                       -----------------------------------------------
Cash and cash equivalents at end of year                               $  19,715           $  57,627        $  66,968
- ----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest, net of amounts capitalized                                 $     634           $      --        $   3,135
  Income taxes (refunds), net                                          $   1,392           $   6,463        $  (1,878)
- ----------------------------------------------------------------------------------------------------------------------
Cash balances of $(137) in 1994 and $23 in 1993 have been reflected in net assets from discontinued operations on the balance sheet
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                           36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


GENERAL

   The consolidated financial statements include the accounts of the Company and subsidiaries, including the Company's 51 percent interest in Trus Joist MacMillan a Limited Partnership (TJM). All significant intercompany balances and transactions have been eliminated. Certain components of the accompanying balance sheets and statements of income require estimates made by management. Actual results could differ from those estimates. In 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement 121, which establishes accounting rules for the impairment of long-lived assets. In 1995, the FASB also issued Statement 123, "Accounting for Stock Based Compensation." The Company does not intend to adopt the Statement, but additional disclosures will be included in its 1996 financial statements, as required by the Statement.


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


CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

   The Company considers cash on hand, cash in banks, and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These assets are recorded at cost, which approximates fair value, and totaled $19,715,000 at December 30, 1995, $57,764,000 at December 31, 1994, and $66,945,000 at January 1, 1994.

   Marketable securities include primarily tax-exempt preferred stocks and municipal bonds. These securities are recorded at cost, which approximates fair value based on quoted market prices.


INVENTORIES

   Inventories are valued at the lower of cost or market and include material, labor, and production overhead costs. Inventories consisted of the following:

- -----------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                       December 30,   December 31,     January 1,
                               1995           1994           1994
- -----------------------------------------------------------------------------
Finished goods              $25,882        $21,099        $17,816
Raw materials                14,657         15,131         14,224
                         ----------------------------------------------------
                             40,539         36,230         32,040
Reduction to LIFO cost       (1,979)        (5,262)        (3,614)
                         ----------------------------------------------------
                            $38,560         $30,968       $28,426
- -----------------------------------------------------------------------------

   The last-in, first-out (LIFO) method is used in determining the cost of lumber, veneer, Microllam-Registered Trademark- LVL, TJI-Registered Trademark- joists, and open-web joists. Approximately 49 percent of total inventories at the end of 1995, 53 percent at the end of 1994, and 65 percent at the end of 1993 were valued using the LIFO method. The first-in, first-out (FIFO) method is used to determine the cost of all other inventories.

PROPERTY

Property and equipment are recorded at cost. Additions, betterments, and replacements of major units of property are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred and approximated $20,377,000 in 1995, $17,931,000 in 1994, and $14,264,000 in 1993. The net
book value of property sold or retired is removed from the asset and related depreciation accounts, and any resulting gain or loss is included in income.

   The provision for depreciation on most Microllam-Registered Trademark-LVL, Parallam-Registered Trademark- PSL, and TimberStrand-Registered Trademark- LSL manufacturing equipment is computed on the units-of-production method. Virtually all other property and equipment is depreciated on the straight-line method. Estimated useful lives of the principal items of property and equipment range from three to 30 years.


CAPITALIZED INTEREST

   The Company capitalizes interest on qualifying assets. Interest expense and income capitalized into property and equipment were as follows:

- -----------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                             1995     1994     1993
                          ---------------------------------------------------
Interest expense            $6,838   $5,259    $255
Interest income                336      464       5
- -----------------------------------------------------------------------------


RESEARCH AND DEVELOPMENT

   Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $2,262,000 in 1995, $3,309,000 in 1994, and $2,758,000 in 1993.


RECLASSIFICATIONS

   Certain reclassifications have been made, none of which affected net income, to conform prior years' information to the current year's presentation.

NET INCOME PER SHARE

   Primary net income (loss) per common share is based on net income (loss) adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents, if dilutive. Fully diluted net income (loss) per common share assumes conversion of the ESOP convertible preferred stock (ESOP preferred stock) into common stock at the beginning of the year. Fully diluted net loss per share for 1995 is the same as primary net loss per share since the effect of the assumed conversion of the ESOP preferred stock is anti-dilutive. Primary and fully diluted net income
(loss) were calculated as follows:

                      PRIMARY AND FULLY DILUTED NET INCOME

- -----------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                                     1995             1994           1993
- -----------------------------------------------------------------------------------------------------------
Net income from continuing operations                              $  9,741         $16,250        $20,668

Preferred stock dividends, net of related tax benefits                 (899)           (920)          (896)
                                                                 ------------------------------------------
Primary net income from continuing operations                         8,842          15,330         19,772
                                                                 ------------------------------------------
Loss from discontinued operations                                    (3,461)         (7,402)        (8,140)
Loss from disposal of discontinued operations                       (36,191)             --            --
                                                                 ------------------------------------------
Primary net income (loss)                                          $(30,810)        $ 7,928        $11,632
                                                                 ------------------------------------------

Net income from continuing operations                              $  9,741         $16,250        $20,668
Additional ESOP contribution payable upon assumed
  conversion of ESOP preferred stock, net of related tax benefits      (677)           (720)          (721)
                                                                 ------------------------------------------
Fully diluted income from continuing operations                       9,064          15,530         19,947
                                                                 ------------------------------------------
Loss from discontinued operations                                    (3,461)         (7,402)        (8,140)
Loss from disposal of discontinued operations                       (36,191)             --             --
                                                                 ------------------------------------------
Fully diluted net income (loss)                                    $(30,588)        $ 8,128        $11,807
                                                                 ------------------------------------------

Weighted average shares outstanding                                  17,132              --             --
Primary shares outstanding                                           17,473          17,354         14,267
Fully diluted shares outstanding                                     18,694          18,635         15,603
- -----------------------------------------------------------------------------------------------------------


PARTNERSHIP

   On September 29, 1991, the Company and MacMillan Bloedel of America, Inc.
(MBA), a wholly-owned subsidiary of MacMillan Bloedel Limited (MB), formed
TJM.

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

   Goodwill recognized in the transaction is being amortized using the straight-line method over 25 years, the period of expected benefit. As of December 30, 1995, a total of $4,420,000 of this goodwill has been amortized. Goodwill expense was $1,040,000 per year in 1995, 1994, and 1993.

MINORITY INTEREST IN PARTNERSHIP

   The Company has a 51 percent interest in TJM. Income and losses for 1993 are allocated on a formula basis as agreed to by the partners and in accordance with the partnership agreements. In 1994 and 1995, income or losses, including interest and taxes of the Partnership's Canadian subsidiary, are allocated 51 percent to the Company and 49 percent to MBA. As a result, the minority owner of the Partnership was allocated income of $16,376,000 in 1995, $26,848,000 in 1994, and $10,149,000 in 1993. These
allocations are reflected as Minority interest in Partnership in the consolidated statements of income. The minority partner's interest in the Partnership's accumulated equity is included in the consolidated balance sheet as Minority interest in Partnership. In addition, the partnership agreement called for a favorable allocation to the Company of the benefits arising from accelerated tax depreciation through the end of 1993.


2  DISCONTINUED OPERATIONS

   On December 9, 1995, the Company reached an agreement with its window operation partners to exit the Outlook Window Partnership. The Company also adopted a plan for the sale of its remaining window investment. In conjunction with these decisions, the Company recorded a $36,191,000 loss from the disposal of the window operations. Final divestiture of the remaining window operations is anticipated to occur before the end of 1996. Effective December 31, 1994, the Company sold its eastern Canadian window subsidiaries, Dashwood Industries, Ltd., and Laflamme and Frere, Ltd. These operations were sold at approximately book value.

   All of the Company's window operations have been reflected in the financial statements as discontinued operations for all years presented, and all footnote disclosures have been restated to exclude discontinued operations, where practicable. All of the assets and liabilities of the windows segment have been reclassified as either net assets from discontinued operations or reserve for discontinued operations.

   Sales from these discontinued operations were $95,569,000 in 1995, $122,617,000 in 1994, and $114,330,000 in 1993. There have been no allocations of corporate overhead or corporate interest expense to discontinued operations in the accompanying financial statements.

   The components of net assets (liabilities) from discontinued operations included in the Consolidated Balance Sheets are as follows:

- -----------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
END OF YEAR                    1995       1994       1993
- -----------------------------------------------------------------------------
Accounts receivable          $ 6,921     $10,695    $ 7,333
Inventories                   11,488      25,644     24,655
Property, plant,
  and equipment               14,108      20,443     33,277
Costs in excess of fair
  value of net
  assets acquired                 --      26,963         --
Accounts payable and
  accrued liabilities        (35,513)     (8,853)   (17,110)

Minority interest, debts,
  and other liabilities       (2,759)    (20,473)   (15,782)
                            -------------------------------------------------
Net assets (liabilities)     $(5,755)    $54,419    $32,373
- -----------------------------------------------------------------------------

3  DEBT

   At year end, the Company has available unsecured, committed lines of credit totaling $13,665,000 with foreign and domestic banks. The interest rate on any loan, determined at the time of the borrowing, would not exceed the lending bank's prevailing prime rate. At December 30, 1995, there was $2,994,000 at 6.33 percent borrowed under these agreements. At December 31, 1994, and January 1, 1994, there was $6,358,000 at 6.54 percent and $4,007,000 at 3.58 percent, respectively, borrowed under similar arrangements.

   The Company has a $100 million Revolving Credit Facility (the "Credit Facility") provided by a syndicate of banks. The Credit Facility provides several interest rate options, none of which exceeds prime, and matures on October 11, 1998. At December 30, 1995, there were no borrowings under this facility.

   During 1995, $22,500,000 of industrial revenue bonds were issued to finance the construction of a combination Microllam-Registered Trademark-LVL/Parallam-Registered Trademark- PSL manufacturing plant near Buckhannon, West Virginia. These bonds have a fixed interest rate of 7.0 percent, provide for semi-annual interest payments beginning January 15, 1996, with the principal due in 2025 and are unsecured. During 1994, $43,500,000 of industrial revenue bonds were issued to finance the construction of a TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky. These bonds also have a fixed interest rate of 7.0 percent, provide for semi-annual interest payments, with the principal due in 2024, and are unsecured.

   All other industrial revenue bonds are secured by the property and equipment acquired with the bond proceeds and any unexpended bond funds. At December 30, 1995, the cost of such property and equipment was approximately $24,400,000.

   The scheduled payments of long-term debt are $340,000 in 1996, $365,000 in 1997, $395,000 in 1998, $420,000 in 1999, $10,450,000 in 2000, and
$77,810,000 thereafter. The Company's variable rate demand bonds are supported by irrevocable Letters of Credit. These Letters of Credit, together with the Company's revolving line of credit, allow the Company to borrow for periods in excess of one year, if drawn upon to repay bondholders.

   The debt agreements contain various customary financial covenants, all of which the Company is in compliance with at December 30, 1995. Under the most restrictive of these agreements, retained earnings available for cash dividends at December 30, 1995, was $45,481,000. Debt is recorded at cost, net of any discount or premium, which approximates fair value based on borrowing rates currently available to the Company for debt with similar terms and maturities.

   Long-term debt consisted of the following:

                                       LONG-TERM DEBT
- ----------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                    DECEMBER 30, 1995       December 31, 1994    January 1, 1994
- ----------------------------------------------------------------------------------------------------------------
Borrowings under the Credit Facility                          $    --                $ 35,000            $    --

Industrial revenue bonds, 7.06% weighted average
    interest rate during 1995, payable in varying
    amounts through 2025                                       73,380                  51,450              9,200

Industrial revenue variable rate demand bonds,
   interest rates established weekly, 3.81% weighted
   average during 1995, payable in varying amounts
   through 2009                                                16,400                  16,400             16,400
                                                              --------------------------------------------------
                                                               89,780                 102,850             25,600

Less current portion                                             (340)                   (570)            (1,891)
                                                              --------------------------------------------------
                                                              $89,440                $102,280            $23,709
- ----------------------------------------------------------------------------------------------------------------

4  ACCRUED LIABILITIES

  Accrued liabilities consisted of the following:


- ---------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                        DECEMBER 30, 1995  December 31, 1994  January 1, 1994
- ---------------------------------------------------------------------------------------------
Salaries, wages, and commissions                  $ 3,092            $ 2,310          $ 4,331

Retirement plans and other associate benefits      10,525             11,064           11,430

Other                                              10,620              9,340            6,317
                                                 --------------------------------------------
                                                  $24,237            $22,714          $22,078
                                                 --------------------------------------------
- ---------------------------------------------------------------------------------------------


5  INCOME TAXES

 Income tax information for 1994 and 1993 has not been restated to exclude discontinued operations. Income (loss) before income taxes and income taxes (benefits)include the following:

- --------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                            1995         1994         1993
- --------------------------------------------------------------------------
Income (loss) before income taxes
  U.S.                                   $20,947      $23,249      $25,587
  Canada                                  (5,403)      (6,673)      (5,587)
                                         ---------------------------------
                                         $15,544      $16,576      $20,000
                                         ---------------------------------
                                         ---------------------------------
Income taxes (benefits)
  Current income taxes
    U.S. federal                          $1,370       $5,957       $5,638
    U.S. state                               --         1,780          (78)

Canada                                       --          (822)         168
                                         ---------------------------------
                                           1,370        6,915        5,728
                                         ---------------------------------

Deferred income taxes
  U.S. federal                             5,452          659        1,453
  U.S. state                                 993         (329)       1,565
  Canada                                  (2,012)         483       (1,274)
                                         ---------------------------------
                                           4,433          813        1,744
                                         ---------------------------------
                                          $5,803       $7,728       $7,472
                                         ---------------------------------
                                         ---------------------------------

- --------------------------------------------------------------------------

   The Company's effective income tax rate varied from the U.S. federal statutory income tax rate for the following reasons:

- -----------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                          1995             1994      1993
- -----------------------------------------------------------------------------------------
U.S. federal statutory income tax rate             $5,440        35.0%     35.0%     35.0%
TJM tax depreciation allocation                        --          --        --      (6.6)
Reversal of excess tax reserves provided
  in prior years                                     (280)       (1.8)     (4.2)     (2.0)

Foreign income (losses) at different rates           (701)       (4.5)     12.0       4.3
State income taxes, net of federal effect           1,024         6.6       5.7       4.8

Other items                                           320         2.0      (1.9)      1.9
                                                  ---------------------------------------
Effective income tax rate                          $5,803        37.3%     46.6%     37.4%
                                                  ---------------------------------------
                                                  ---------------------------------------


   Deferred income tax assets and liabilities have not been restated in the accompanying financial statements for the discontinued operations. Deferred income tax assets include $23,718,000 related to the loss on disposal of discontinued operations. The deferred tax liabilities and assets included in the consolidated balance sheets, computed under Statement No. 109, are comprised of the following:

- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                          December 30, 1995   December 31, 1994    January 1, 1994
- --------------------------------------------------------------------------------------------------
Tax in excess of book depreciation                $(18,090)            $(13,881)          $(15,632)
Other                                               (7,851)              (2,655)            (1,154)
                                                --------------------------------------------------
Total deferred tax liabilities                     (25,941)             (16,536)           (16,786)

Reserves not yet deductible for tax purposes         1,352                6,686              6,538
Net operating loss carryforwards                     5,652                2,408              5,220
Alternative minimum tax credit carryforward          5,436                4,106              3,997
Reserves and operating losses related to
   discontinued operations (1995 only)              25,889                  --                 --

Other                                                4,307                2,249              1,928
                                                --------------------------------------------------
Total deferred tax assets                           42,636               15,449             17,683

Less valuation allowances                              ---               (1,202)            (2,045)
                                                --------------------------------------------------
                                                   $16,695              $(2,289)           $(1,148)
                                                --------------------------------------------------
                                                --------------------------------------------------
Deferred taxes, classified as:

Current assets                                     $11,607               $5,803             $7,281
Long-term assets (liabilities)                       5,088               (8,092)            (8,429)
                                                --------------------------------------------------
                                                   $16,695              $(2,289)           $(1,148)
                                                --------------------------------------------------
                                                --------------------------------------------------

- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

   The Company's alternative minimum tax credits of $5,436,000 at December 30, 1995, are available indefinitely. Net operating loss carryforwards are expected to be fully utilized based on forecasted conditions and various tax planning strategies. The Company's federal income tax returns for 1990 and 1991 are currently under review by the Internal Revenue Service. The Company believes that any income tax adjustments resulting from this review will not have a material impact on the Company's financial condition.

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

   In connection with the above transactions, the Company has guaranteed that over the term of the loan, it will make sufficient contributions to the ESOP to allow the ESOP to repay the loan to the Company. This guarantee has been recorded as a Guaranteed ESOP benefit in Stockholders' Equity. The Company's annual contributions to the ESOP are based on a formula. The contributions, together with all dividends on the ESOP preferred shares, will be used by the ESOP to make the necessary interest payments and any principal prepayments. With each loan payment, a portion of the ESOP preferred stock is released and allocated to the employees' accounts in the ESOP. The Guaranteed ESOP benefit is amortized based on the shares allocated method of calculating expense. The annual expense associated with the ESOP was approximately $1,153,000 in 1995, $676,000 in 1994, and $995,000 in 1993.

   The Company matches certain contributions of participating associates to its retirement plans. Contributions to these plans were approximately $11,130,465 in 1995, $11,361,000 in 1994, and $7,560,381 in 1993, of which approximately 57 percent, 57 percent, and 55 percent, respectively, resulted from contributions made under the compensation reduction agreement provision of the plans.

   Substantially all of the Company's officers and key employees participate in incentive bonus programs that are based on formulas or were discretionary. Amounts charged to income under these programs were approximately $1,259,000 in 1995, $2,129,000 in 1994, and $2,824,000 in 1993.

7    STOCKHOLDERS' EQUITY

   At December 30, 1995, there were 200,000,000 shares of common stock ($1.00 par value) and 10,000,000 shares of preferred stock ($1.00 par value) authorized. In September 1990, the Company issued 1,269,842 shares of $1.00 par value ESOP preferred stock at $11.8125 per share (liquidation preference) to the ESOP. Each share of the ESOP preferred stock is convertible into the Company's common stock at the higher of the liquidation preference or the fair market value of the underlying common stock. The Company has the option to satisfy any conversion in cash, common stock, or any combination thereof. The ESOP preferred stock has voting rights equal to one vote per share and is entitled to preferential dividends of $1.065 per share each year. The ESOP preferred stock is redeemable at the Company's option under certain circumstances.

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

   In September 1990, the Company's Board of Directors authorized a program to repurchase up to $15,000,000 of its own stock at market price. At December 30, 1995, $2,935,000 of additional stock could be acquired under this program.


   In November 1993, the Company completed a public offering of 3,500,000 shares of common stock at $28.50 per share. The net proceeds of the stock offering after deducting applicable issuance costs and expenses were $94,450,000. The proceeds were used to repay $18,848,000 of short-term debt under line of credit arrangements. The balance of the proceeds were to be used for other general corporate purposes, including the Company's announced capacity expansion in its engineered lumber business, working capital, and acquisitions the Company reviews from time to time in the regular course of business.

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

   The Company has five stock option plans in effect for officers and key associates. At December 30, 1995, 1,101,144 shares were reserved for issuance under these plans. Under the terms of these plans, which have been approved by the Company's stockholders, incentive stock options may be issued at an exercise price of not less than the fair market value of the stock on date of grant and nonstatutory options may be issued at a $1.00 exercise price. The outstanding options and exercise prices are adjusted to reflect any stock splits and stock dividends. The incentive stock options become exercisable three years after date of grant, and, depending upon Board of Director determination at the time of grant, the nonstatutory options either become exercisable three years after date of grant or in 20 percent annual installments commencing five years after date of grant. All unexercised options expire 10 years after date of grant.

   At December 30, 1995, a total of 72,911 incentive stock options and 682,651 nonstatutory options were outstanding under the plans. The ability to grant options under the existing plans expires at various dates to February 2003.

   For nonstatutory stock options, the excess of the fair market value over the exercise price on date of grant is accrued ratably as compensation expense from the date of grant to the exercisable date. No accounting entries are made for incentive stock options until they are exercised. Stock option transactions are summarized as follows (after giving retroactive effect to the stock split):

                            STOCK OPTION TRANSACTIONS

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                                            1995          1994           1993
- -----------------------------------------------------------------------------

Number of Option Shares
Granted                                   98,400       107,900        136,250
Became exercisable                       146,475       255,732         79,981
Exercised                                178,418       177,406        110,046
Canceled                                  21,025       124,635         15,412
Outstanding at end of year               755,562       856,605      1,050,746
Exercisable at end of year               195,130       227,073        149,547
Option Price Range (per share)
Granted                                 $   1.00       $  1.00        $   .50
Exercised                               .25-9.38      .25-9.38       .25-9.38
Outstanding at end of year              .25-9.38      .25-9.38       .25-9.38
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------




8  LEASES

   Basic or minimum rental expenses for operating and month-to-month leases amounted to $2,990,000 in 1995, $3,211,000 in 1994, and $3,134,000 in 1993.

   The Company has various operating leases with initial or remaining terms of more than one year. These leases have minimum lease payment requirements of $2,559,000 in 1996, $1,972,000 in 1997, $1,667,000 in 1998, $1,230,000 in
1999, and $578,000 in 2000. In addition to minimum rentals, certain lease agreements provide for usage charges and cost-of-living increases. Lease agreements related to real property have fixed payment terms based upon the lapse of time.

   Certain lease agreements provide the Company with the option to purchase the leased property at the end of the lease term at approximately fair market value. Additionally, certain lease agreements contain renewal options of up to three years with substantially the same terms.

9  RELATED PARTY TRANSACTIONS

   TJM sells to MacMillan Bloedel Building Materials (MBBM), a division of MB, on terms comparable to other Company distributors. Sales to MBBM were $116,912,000, $116,452,000, and $104,376,000 in 1995, 1994, and 1993,
respectively. Accounts receivable from MBBM were: $7,163,000, at December 30, 1995; $2,188,000, at December 31, 1994; and $8,098,000 at January 1,
1994. Amounts due from MBBM are included in receivables in the accompanying consolidated balance sheets.

   MB provides certain technological and research assistance and computer services support to TJM. Amounts incurred under this arrangement with MB were $1,658,000, $1,959,000, and $1,314,000, for 1995, 1994, and 1993,
respectively.

   Quarterly, the Partnership makes cash distributions to the Partners in lieu of state and federal income taxes. Payments of $6,387,000, $10,471,000, and $4,455,000 were made to MBA in 1995, 1994, and 1993, respectively.

   Certain employees who perform services for TJM at the former MB facilities remain on the payroll of MB. The Partnership Agreement provides that MB will be reimbursed for its actual payroll and related benefit costs relating to these employees. Payroll reimbursements to MB for 1995, 1994, and 1993 were $4,925,000, $4,290,000, and $5,164,000, respectively. Total payables to MB and MBA for such services and tax distributions at December 30, 1995, December 31, 1994, and January 1, 1994, were $844,000, $1,649,000, and
$3,120,000, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

10   GEOGRAPHIC SEGMENTS AND SIGNIFICANT CUSTOMERS

   The primary business of the Company is the manufacture and marketing of specialty building products for buildings in the residential and light-commercial construction industry. More than 90 percent of the Company's sales are derived from this activity.

   The Company operates primarily in two countries, the United States and Canada; the majority of all sales are made domestically in those countries. Geographic information about the Company's operations for the three years ended December 30, 1995, is as follows:

- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                            United States     Canada    Consolidated
- ----------------------------------------------------------------------------------------------------
1995 Sales to unaffiliated customers                             $444,267  $   40,578       $484,845
     Income (loss) from operations                                 34,636      (4,294)        30,342
     Identifiable assets                                          515,153      31,157        546,310
- ----------------------------------------------------------------------------------------------------

1994 Sales to unaffiliated customers                             $446,651  $   49,409       $496,060
     Income (loss) from operations                                 50,799        (400)        50,399
     Identifiable assets, excluding discontinued operations       495,193      35,297        530,490
- ----------------------------------------------------------------------------------------------------

1993 Sales to unaffiliated customers                             $382,279  $   54,323       $436,602
     Income from operations                                        41,500       1,967         43,467
     Identifiable assets, excluding discontinued operations       372,825      15,952        388,777

- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

   Certain products are transferred between the United States and Canada for further manufacture and marketing; these transfers between geographic areas totaled approximately $26,840,000 in 1995, $25,115,000 in 1994, and
$23,072,000 in 1993. The transfer price is approximately the same price charged to similar customers.

   The Partnership has a strategic alliance with Weyerhaeuser Company's Building Materials Distribution Division. The arrangement allows the Partnership to expand its distribution network through Weyerhaeuser's customer service centers. Additionally, there are certain supply agreements, whereby the Partnership procures raw materials, such as veneer and oriented strand board, from Weyerhaeuser. Total sales to Weyerhaeuser for the years ended December 30, 1995, and December 31, 1994, were $146,173,000 and $100,926,000, respectively.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  TO THE STOCKHOLDERS OF TJ INTERNATIONAL, INC.:


  We have audited the accompanying consolidated balance sheets of TJ International, Inc. (a Delaware corporation) and subsidiaries as of December 30, 1995, December 31, 1994, and January 1, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TJ International, Inc. and subsidiaries as of December 30, 1995, December 31, 1994, and January 1, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                      /S/Arthur Andersen LLP


Boise, Idaho
February 1, 1996