Form 10-Q
period 1996-03-30
TJ INTERNATIONAL INC
filed 1996-05-13
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


   For Quarter Ended March 30, 1996        Commission file number 0-7469
                     --------------                               ------


                            TJ INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                             82-0250992
- ------------------------------                              -------------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                              Identification No.)



200 E. Mallard Drive
BOISE, IDAHO                                                              83706
- ----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code               (208) 364-3300
                                                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     May 3, 1996. 17,154,596 shares of $1 par value common stock.
     ------------------------------------------------------------

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

The results of operations for the fiscal quarter ended March 30, 1996 are not necessarily indicative of the results that might be expected for the fiscal year ending December 28, 1996.

                     TJ INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                                                            (amounts in thousands
                                                                          except per share figures)

                                                                                 For the fiscal
                                                                                 quarter ended
                                                                         -------------------------------
                                                                         March 30,              April 1,
                                                                           1996                   1995
                                                                         ---------              --------
Sales                                                                     $111,157              $109,941
                                                                         ---------             ---------

Costs and expenses
      Cost of sales                                                         90,202                87,057
      Selling expenses                                                      12,803                11,365
      Administrative expenses                                                6,538                 6,814
                                                                         ---------             ---------
                                                                           109,543               105,236
                                                                         ---------             ---------
Income from operations                                                       1,614                 4,705

Investment income, net                                                          58                   942

Interest expense                                                            (1,481)                  --

Minority interest in Partnership                                              (220)               (3,005)
                                                                         ---------             ---------
Income (loss) from continuing operations before income taxes                   (29)                2,642

Income taxes (benefits)                                                        (12)                  827
                                                                         ---------             ---------
Income (loss) from continuing operations                                       (17)                1,815
                                                                         ---------             ---------
Discontinued operations
   Loss from discontinued operations                                             0                (1,301)
                                                                         ---------             ---------
Net income (loss)                                                             ($17)                 $514
                                                                         ---------             ---------
Net income (loss) from continuing operations per common share
      Primary                                                               ($0.01)                $0.09
                                                                         ---------             ---------
                                                                         ---------             ---------
      Fully Diluted                                                         ($0.01)                $0.09
                                                                         ---------             ---------
                                                                         ---------             ---------
Net income (loss) per common share
      Primary                                                               ($0.01)                $0.02
                                                                         ---------             ---------
                                                                         ---------             ---------
      Fully Diluted                                                         ($0.01)                $0.02
                                                                         ---------             ---------
                                                                         ---------             ---------

                                                                         ---------             ---------
                                                                         ---------             ---------
Dividends declared per common share                                        $0.0550               $0.0550
                                                                         ---------             ---------
                                                                         ---------             ---------
Weighted average number of common shares
   outstanding during the periods
      Primary                                                               17,144                17,397
                                                                         ---------             ---------
                                                                         ---------             ---------
      Fully Diluted                                                         17,144                18,656
                                                                         ---------             ---------
                                                                         ---------             ---------

                             TJ INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             (AMOUNTS IN THOUSANDS)

                                                                    March 30,       December 30,      April 1,
ASSETS                                                                1996             1995            1995
  Current assets
      Cash and cash equivalents                                       $4,503           $19,715        $25,657
      Marketable securities                                             --                --           20,561
      Receivables, less allowances of
        $385, $385 and $1,096                                         33,724            28,754         32,563
      Inventories                                                     46,580            38,560         39,513
      Other                                                           18,377            17,643         10,378
      Net assets from discontinued operations                           --                --           54,026
                                                                    --------          --------       --------
                                                                     103,184           104,672        182,698
                                                                    --------          --------       --------
  Property
      Property and equipment                                         558,237           553,879        491,197
      Less - Accumulated depreciation                               (156,788)         (149,069)      (130,271)
                                                                    ---------       ------------      --------
                                                                     401,449           404,810        360,926

  Goodwill                                                            21,320            21,580         22,360
  Unexpended bond funds                                                 --                 117          6,784
  Other assets                                                        16,342            15,131         15,042
                                                                    --------          --------       --------
                                                                    $542,295          $546,310       $587,810
                                                                    --------          --------       --------
                                                                    --------          --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
      Notes payable                                                   $3,197            $2,994        $   --
      Current portion of long-term debt                                  340               340            320
      Accounts payable                                                22,646            23,746         33,454
      Accrued liabilities                                             21,765            24,237         20,918
      Reserve for discontinued  operations                             4,232             5,755            --
                                                                    --------          --------       --------
                                                                      52,180            57,072         54,692
                                                                    --------          --------       --------

  Long-term debt, excluding current portion                           89,440            89,440        102,478
  Deferred income taxes                                                 --                --            8,091
  Other long-term liabilities                                         10,517             8,597          9,123

  Minority interest in Partnership                                   181,107           181,057        172,960

  Stockholders' equity
      ESOP Convertible Preferred Stock, $1.00 par                     13,918            13,992         14,723
        value, authorized 10,000,000 shares,
         issued 1,179,659, 1,185,933, and 1,247,837
      Guaranteed ESOP Benefit                                        (10,382)          (10,382)       (11,766)
      Common stock, $1.00 par value, authorized
         200,000,000 shares, issued 17,154,596,
             17,131,758, and 16,930,202                               17,155            17,132         16,930
      Paid-in capital                                                140,623           140,384        138,132
      Retained earnings                                               50,614            51,808         85,703
      Cumulative translation adjustment                               (2,877)           (2,790)        (3,256)
                                                                    --------          --------       --------
                                                                     209,051           210,144        240,466
                                                                    --------          --------       --------
                                                                    $542,295          $546,310       $587,810
                                                                    --------          --------       --------
                                                                    --------          --------       --------

                            TJ INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE FISCAL QUARTERS ENDED
                        March 30, 1996 and April 1, 1995
                               (Unaudited)
                          (amounts in thousands)

                                                                                  March 30,         April 1,
                                                                                    1996              1995
                                                                                  ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                           $     (17)        $    514
      Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
            Depreciation and amortization                                             8,994            6,103
            Minority interest in partnerships                                           220            3,005
            Other, net                                                                   45              179
      Change in working capital items:
            Receivables                                                              (4,970)          (6,099)
            Inventories                                                              (8,020)          (8,545)
            Other current assets                                                       (734)          (1,384)
            Accounts payable and accrued liabilities                                 (2,038)           6,830
      Other, net                                                                     (1,450)            (310)
                                                                                  ---------         --------
      Net cash provided from (used by) operating activities                       $  (7,970)        $    293
                                                                                  ---------         --------
                                                                                  ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                        $  (6,435)        $(38,315)
      Purchases of Marketable securities                                                --            (4,477)
      Decrease in unexpended bond funds                                                 117            4,766
      Proceeds from note receivable                                                     --            11,998
      Other, net                                                                        467            1,819
                                                                                  ---------         --------
      Net cash used in investing activities                                       $  (5,851)        $(24,209)
                                                                                  ---------         --------
                                                                                  ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Cash dividends paid on common stock                                         $    (942)        $   (930)
      Minority partners tax distributions                                              (750)            (762)
      Net borrowings (repayments) under lines of credit                                 203           (6,358)
      Principal payments of long-term debt                                              --              (250)
      Other, net                                                                         98              109
                                                                                  ---------         --------
      Net cash used by financing
            activities                                                            $  (1,391)        $ (8,191)
                                                                                  ---------         --------
                                                                                  ---------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS
      Net increase (decrease) in cash and cash
            equivalents                                                           $ (15,212)        $(32,107)

      Cash and cash equivalents at beginning of year                                 19,715           57,764
                                                                                  ---------         --------
      Cash and cash equivalents at end of period                                  $   4,503         $ 25,657
                                                                                  ---------         --------
                                                                                  ---------         --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
            Interest, net of amounts capitalized                                  $   1,005          $   --
            Income taxes                                                          $     603          $   650

                            TJ INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

INVENTORIES

Inventories consisted of the following:
                                    (amounts in thousands)

                               March 30,   Dec. 30,    April 1,
                                 1996       1995         1995
                               ---------  ---------    --------
      Finished goods            $33,511    $25,882     $27,587
      Raw materials and
        work-in-progress         15,264     14,657      16,040
                                -------    -------     -------
                                 48,775     40,539      43,627
      Reduction to LIFO cost     (2,195)    (1,979)     (4,114)
                                -------    -------     -------
                                $46,580    $38,560     $39,513
                                -------    -------     -------
                                -------    -------     -------


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

Primary net income and fully diluted net income was calculated as follows:

                                                       For the fiscal
                                                        quarter ended
                                                ---------------------------------
                                                March 30,               April 1,
                                                  1996                    1995
                                                ---------               --------
PRIMARY NET INCOME (LOSS)

Net income (loss) from continuing
   operations as reported                        $   (17)                $ 1,815

Preferred stock dividends, net
   of related tax benefits                          (240)                   (236)
                                                ---------               --------
Primary net income from continuing
   operations                                       (257)                  1,579
                                                ---------               --------
Loss from discontinued operations                     --                  (1,301)
                                                ---------               --------
Primary net income (loss)                        $  (257)                $   278
                                                ---------               --------
                                                ---------               --------
FULLY DILUTED NET INCOME (LOSS)

Net income (loss) from continuing
   operations as reported                        $   (17)                $ 1,815

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                             (181)                   (183)
                                                ---------               --------
Fully diluted net income (loss)
   from continuing operations                       (198)                  1,632

Loss from discontinued operations                     --                  (1,301)
                                                ---------               --------
Fully diluted net income (loss)                  $  (198)                $   331
                                                ---------               --------
                                                ---------               --------

                            TJ INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FOR THE FISCAL QUARTER ENDED MARCH 30, 1996


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                           SALES BY QUARTER
                        (AMOUNTS IN THOUSANDS)

QUARTER        1996      1995       1994       1993      1992
- -------      --------  --------   --------   --------  --------
First        $111,157  $109,941   $118,163   $ 93,799  $ 58,570
Second       --------   123,882    128,773    106,529    79,392
Third        --------   137,759    136,266    118,698    80,114
Fourth                  113,263    112,858    117,576    70,016
                       --------   --------   --------  --------
                       $484,845   $496,060   $436,602  $288,092
                       --------   --------   --------  --------
                       --------   --------   --------  --------

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

The Company believes its network of manufacturing plants and multiple technologies position it as the low-cost producer of engineered lumber. While competition helps expand the market for engineered wood products including those manufactured by the Company, it may also make the existing markets more price competitive. Traditional wide-dimension lumber, however, remains the predominant structural framing material used in residential construction and is the primary competitor of the Company's products. Commodity lumber prices historically have been subject to high volatility, and during periods of significant lumber price movements the Company's prices have trended in the same direction.

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

The Company has adopted a plan to divest of its window operations and focus all of its resources on the engineered lumber business. To accomplish this, the Company reached an agreement with its partners to exit the Outlook window partnership in December, 1995. The Company intends to sell its remaining window investment by the end of 1996. All of the Company's window operations have been reflected in the accompanying financial statements as Discontinued Operations for all periods presented.


FIRST QUARTER OF 1996 COMPARED WITH THE FIRST QUARTER OF 1995

Sales for the first quarter of 1996 increased $1.2 million from the prior year first quarter, to $111.2 million. The sales increase came despite severe weather in the Northeastern and Northwestern United States, which resulted in sales declines in these regions. Additionally, market prices for traditional solid-sawn lumber declined approximately 7% from the comparable period in the prior year. Despite the relatively soft market, overall volumes increased 6% from the same period in 1995. Selling prices, however, were reduced by an average of 5% from the prior year first quarter, in response to the market declines for solid-sawn lumber.

Gross margins for the first quarter of 1996 were 18.9 percent compared with
20.8 percent in 1995. The decline was primarily due to the start-up losses of $3.5 million at the Company's Kentucky TimberStrand-Registered Trademark-LSL and West Virginia combination Parallam-Registered Trademark- PSL and Microllam -Registered Trademark- LVL plants. This compares with a combined start-up loss of $1.6 million in the first quarter of 1995. The manufacturing ramp up and product introduction related to start-up of the plants is behind original schedule. The Company expects the start-up losses to decrease in the coming months and that the plants will cross into profitability in 1996.

Selling expenses increased $1.4 million in 1996, compared to the prior year. This increase reflects the Company's continuing investment in new and innovative product lines, increased dedication to a national advertising campaign, and updates to the Company's proprietary TJXpert design software.

Interest expense was recognized in the first quarter of 1996 due to the end of the construction phase of the two new plants in 1995. In the prior year first quarter, interest payments of $1.6 million were capitalized in connection with this construction. Minority interest expense declined $2.8 million from 1995 due to the decline in earnings at TJM.


LIQUIDITY AND CAPITAL RESOURCES

MARCH 30, 1996 COMPARED TO DECEMBER 30, 1995

Working capital, without regard to discontinued operations, increased $1.9 million during the first quarter of 1996, to $55 million. Cash flows from operations was an outflow of $8 million reflecting the seasonal investment in inventory and receivables, as the Company enters the traditional building season. Additionally, inventory increases at the new Kentucky TimberStrand-Registered Trademark- LSL plant and the Buckhannon, West Virginia combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant required additional cash flows.

MARCH 30, 1996 COMPARED TO APRIL 1, 1995

Working capital, without regard to Net assets from discontinued operations or Reserve for discontinued operations was $55 million on March 30, 1996 compared to $74 million at the end of the first quarter in the prior year. The $19 million decline was largely due to cash expenditures required for the completion of the two new technology plants.

Cash used in operating activities of $8 million in the first quarter of 1996 is compared to cash provided by operations of $293,000 in the same period of 1995. The difference is primarily due to higher inventory levels associated with the Company's new plants and new products. Capital expenditures were $6 million in the first quarter of 1996 compared to $38 million in 1995.

The Company has completed the construction of its Kentucky TimberStrand-Registered Trademark- LSL and West Virginia combination Parallam-Registered Trademark- PSL and Microllam-Registered Trademark- LVL plants. These plants are currently in the process of ramping up to normal production. The Company is evaluating potential sites for a third TimberStrand-Registered Trademark- LSL plant, or an additional combination Microllam -Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant, but has not determined whether or when to proceed with construction.

In the third quarter of 1995, the Company issued $22.5 million of industrial revenue bonds to finance the construction of the Buckhannon, West Virginia combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant. The bonds are due in a single maturity in 2025, with interest payable semi-annually at 7 percent. Remaining proceeds from these bonds are recorded as unexpended bond funds.

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

Substantially all of the Company's operating assets are held, and revenue generated, by its partnership. The partnership regularly distributes cash to the partners to fund the tax liabilities generated by the partnership at the corporate level. All other distributions of cash by the partnership are dependent on the affirmative votes of the representatives of the minority partner. Accordingly, there can be no assurance that such distributions will be approved and thereby be available for the payment of dividends or to fund other operations of the Company.







Microllam-Registered Trademark-, Parallam-Registered Trademark-, and TimberStrand-Registered Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

                        TJ INTERNATIONAL, INC.
                                PART II
                           OTHER INFORMATION


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

                        TJ INTERNATIONAL, INC.

                        /s/ Valerie A. Heusinkveld
                        -----------------------------------
                        Valerie A. Heusinkveld
                        Vice President, Finance & Chief
                           Financial Officer


Date:   May 13, 1996

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             EXHIBITS TO FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL QUARTER ENDED MARCH 30, 1996  COMMISSION FILE NUMBER 0-7469

                             TJ INTERNATIONAL, INC.

                                  EXHIBIT INDEX


Exhibits                                                     Page
- --------                                                     ----
(27)  Financial Data Schedule                               Document 2