Form 10-Q
period 1996-06-29
TJ INTERNATIONAL INC
filed 1996-08-13
CIK 99974

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            Form 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For Quarter Ended June 29, 1996         Commission file number 0-7469
                  -------------                                ------

                            TJ INTERNATIONAL, INC.
- -------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)



          DELAWARE                                         82-0250992
- ------------------------------                        -------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)



        200 E. Mallard Drive
          BOISE, IDAHO                                          83706
- ---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code             (208) 364-3300
                                                              ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     August 2, 1996,_17,299,585 shares of $1 par value common stock.
     --------------------------------------------------------------

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

                        TJ INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                                                           (AMOUNTS IN THOUSANDS
                                                                         EXCEPT PER SHARE FIGURES)

                                                               FOR THE FISCAL              FOR THE TWO FISCAL
                                                               QUARTER ENDED                 QUARTERS ENDED
                                                           -----------------------      ---------------------
                                                            JUNE 29,       JULY 1,      JUNE 29,      JULY 1,
                                                              1996           1995        1996          1995
                                                           ---------      --------      ---------    --------
Sales                                                       $155,050      $123,882      $266,207     $233,823
                                                           ---------      --------      ---------    --------
Costs and expenses
      Cost of sales                                          115,465        93,943       205,667      181,000
      Selling expenses                                        16,483        14,070        29,286       25,435
      Administrative expenses                                  6,859         6,383        13,397       13,197
                                                           ---------      --------      ---------    --------
                                                             138,807       114,396       248,350      219,632
                                                           ---------      --------      ---------    --------
Income from operations                                        16,243         9,486        17,857       14,191

Investment income, net                                           161           919           219        1,861

Interest expense                                              (1,634)           --        (3,114)          --

Minority interest in Partnership                              (7,503)       (5,420)       (7,723)      (8,425)
                                                           ---------      --------      ---------    --------

Income from continuing operations
  before income taxes                                          7,267         4,985         7,239        7,627

Income taxes                                                   2,799         1,938         2,787        2,765
                                                           ---------      --------      ---------    --------

Income from continuing operations                              4,468         3,047         4,452        4,862
                                                           ---------      --------      ---------    --------
Discontinued operations
   Loss from discontinued operations                         -----           ( 461)      -----        ( 1,762)
                                                           ---------      --------      ---------    --------

Net income                                                    $4,468        $2,586        $4,452       $3,100
                                                           ---------      --------      ---------    --------
                                                           ---------      --------      ---------    --------
Net income from continuing operations per common share
      Primary                                                  $0.24         $0.16          $0.23       $0.25
                                                           ---------      --------      ---------    --------
                                                           ---------      --------      ---------    --------
      Fully Diluted                                            $0.23         $0.15          $0.22       $0.24
                                                           ---------      --------      ---------    --------
                                                           ---------      --------      ---------    --------
Net income per common share
      Primary                                                  $0.24         $0.14          $0.23       $0.15
                                                           ---------      --------      ---------    --------
                                                           ---------      --------      ---------    --------
      Fully Diluted                                            $0.23         $0.13          $0.22        $0.15

                                                           ---------      --------      ---------    --------
                                                           ---------      --------      ---------    --------
Dividends declared per common share                          $0.0550       $0.0550        $0.1100     $0.1100
                                                           ---------      --------      ---------    --------
                                                           ---------      --------      ---------    --------
Weighted average number of common shares
   outstanding during the periods
      Primary                                                                              17,566      17,408
                                                                                        ---------    --------
                                                                                        ---------    --------
      Fully Diluted                                                                       18,744       18,654
                                                                                        ---------    --------
                                                                                        ---------    --------

                              TJ INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                      (AMOUNTS IN THOUSANDS)

                                                             JUNE 29,         DECEMBER 30,     JULY 1,
ASSETS                                                         1996              1995           1995

  Current assets
      Cash and cash equivalents                             $  20,957         $  19,715       $  21,626
      Marketable securities                                        --                --          18,511
      Receivables, less allowances of
        $419, $385 and $463                                    51,689            28,754          37,216
      Inventories                                              43,700            38,560          31,965
      Other                                                    18,429            17,643           9,409
      Net assets from discontinued operations                      --                --          58,205
                                                            ---------         ---------       ---------
                                                              134,775           104,672         176,932
  Property
      Property and equipment                                  562,063           553,879         529,273
      Less - Accumulated depreciation                        (165,983)         (149,069)       (136,425)
                                                            ---------         ---------       ---------
                                                              396,080           404,810         392,848

  Goodwill                                                     21,060            21,580          22,346
  Unexpended bond funds                                            --               117           2,889
  Other assets                                                 15,671            15,131          15,134
                                                            ---------         ---------       ---------
                                                            $ 567,586         $ 546,310       $ 610,149
                                                            ---------         ---------       ---------
                                                            ---------         ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
      Notes payable                                         $   1,017         $   2,994       $   2,063
      Current portion of long-term debt                           340               340             320
      Accounts payable                                         30,702            23,746          31,471
      Accrued liabilities                                      28,062            24,237          21,766
      Reserve for discontinued  operations                      2,003             5,755              --
                                                            ---------         ---------       ---------
                                                               62,124            57,072          55,620

  Long-term debt, excluding current portion                    95,180            89,440         117,456
  Deferred income taxes                                            --                --           8,091
  Other long-term liabilities                                  10,517             8,597           9,123

  Minority interest in Partnership                            185,738           181,057         176,456

  Stockholders' equity
      ESOP Convertible Preferred Stock, $1.00 par
        value, authorized 10,000,000 shares,
         issued 1,174,500, 1,185,933, and 1,193,122            13,857            13,992          14,076
      Guaranteed ESOP Benefit                                 (10,382)          (10,382)        (11,535)
      Common stock, $1.00 par value, authorized
         200,000,000 shares, issued 17,276,923,
             17,131,758, and 17,081,534                        17,277            17,132          17,082
      Paid-in capital                                         142,195           140,384         139,701
      Retained earnings                                        53,902            51,808          87,137
      Cumulative translation adjustment                        (2,822)           (2,790)         (3,058)
                                                            ---------         ---------       ---------
                                                              214,027           210,144         243,403
                                                            ---------         ---------       ---------
                                                            $ 567,586         $ 546,310       $ 610,149
                                                            ---------         ---------       ---------
                                                            ---------         ---------       ---------



                           TJ INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE TWO FISCAL QUARTERS ENDED
                     June 29, 1996 and July 1, 1995
                              (Unaudited)
                         (amounts in thousands)

                                                            JUNE 29,    JULY 1,
                                                              1996       1995
                                                           ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                           $  4,452    $  3,100
      Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization                    19,728      13,498
            Minority interest in partnerships                 7,723       8,425
            Other, net                                          495          57
      Change in working capital items:
            Receivables                                     (22,935)      1,246
            Inventories                                      (5,140)       (997)
            Other current assets                               (786)       (808)
            Accounts payable and accrued liabilities         10,230       5,419
      Other, net                                             (3,462)     (3,464)
                                                           ---------   --------
      Net cash provided from operating activities          $ 10,305    $ 26,476
                                                           ---------   --------
                                                           ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                 $(10,484)   $(76,475)
      Purchases of Marketable securities                       --        (2,427)
      Increase in unexpended bond funds                         117       8,661
      Proceeds (advances) from notes receivable                 706      (1,016)
      Other, net                                               (738)      1,687
                                                           ---------   --------
      Net cash used in investing activities                $(10,399)   $(69,570)
                                                           ---------   --------
                                                           ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Cash dividends paid on common stock                  $ (1,885)   $ (1,871)
      Minority partners tax distributions                      (835)     (1,934)
      Net repayments under lines of credit                   (1,977)     (4,295)
      Proceeds from the issuance of debt                      5,740      15,000
      Principal payments of long-term debt                     --          (250)
      Other, net                                                294         307
                                                           ---------   --------
      Net cash provided by financing
            activities                                     $  1,336    $  6,957
                                                           ---------   --------
                                                           ---------   --------

NET CHANGE IN CASH AND CASH EQUIVALENTS
      Net increase (decrease) in cash and cash
            equivalents                                    $  1,242    $(36,138)

      Cash and cash equivalents at beginning of year         19,715      57,764
                                                           ---------   --------

      Cash and cash equivalents at end of period           $ 20,957    $ 21,626
                                                           ---------   --------
                                                           ---------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
            Interest, net of amounts capitalized           $  3,033    $    --
            Income taxes                                   $  1,323    $  1,738

                             TJ INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

INVENTORIES

Inventories consisted of the following:

                                   (amounts in thousands)

                               June 29,    Dec. 30,  July 1,
                                 1996       1995      1995
                               --------   --------- --------
      Finished goods           $32,436    $25,882   $25,837
      Raw materials and
        work-in-progress        13,709     14,657    11,825
                               --------   --------- --------
                                46,145     40,539    37,662
      Reduction to LIFO cost    (2,445)    (1,979)   (5,697)
                               --------   --------- --------
                               $43,700    $38,560   $31,965
                               --------   --------- --------
                               --------   --------- --------

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

Primary net income and fully diluted net income was calculated as follows:

                                    For the fiscal     For the two fiscal
                                    quarter ended        quarters ended
                                   -----------------   ------------------
                                   June 29,   July 1,  June 29,  July 1,
                                     1996      1995      1996     1995
                                   --------  --------  --------  -------
PRIMARY NET INCOME

Net income from continuing
   operations as reported          $ 4,468   $ 3,047   $ 4,452   $ 4,862

Preferred stock dividends, net
   of related tax benefits            (237)     (207)     (477)     (443)
                                   --------  --------  --------  -------

Primary net income from continuing
   operations                        4,231     2,840     3,975     4,419
                                   --------  --------  --------  -------
Loss from discontinued operations       -       (461)        -    (1,762)
                                   --------  --------  --------  -------
Primary net income                 $ 4,231   $ 2,379   $ 3,975   $ 2,657
                                   --------  --------  --------  -------
                                   --------  --------  --------  -------


FULLY DILUTED NET INCOME

Net income from continuing
   operations as reported          $ 4,468   $ 3,047   $ 4,452   $ 4,862

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits               (181)     (163)     (361)     (345)
                                   --------  --------  --------  -------

Fully diluted net income
   from continuing operations        4,287      2,884     4,091    4,517

Loss from discontinued operations      -        (461)        -    (1,762)
                                   --------  --------  --------  -------

Fully diluted net income           $ 4,287   $ 2,423   $ 4,091    $2,755
                                   --------  --------  --------  -------
                                   --------  --------  --------  -------

- ------------------------------------------------------------------------

                        TJ INTERNATIONAL, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
              FOR THE FISCAL QUARTER ENDED JUNE 29, 1996


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                           SALES BY QUARTER
                        (AMOUNTS IN THOUSANDS)

QUARTER        1996     1995        1994        1993     1992
- -------      --------  --------   --------   --------  --------
First        $111,157  $109,941   $118,163   $ 93,799  $ 58,570
Second        155,050   123,882    128,773    106,529    79,392
Third                   137,759    136,266    118,698    80,114
Fourth                  113,263    112,858    117,576    70,016
             --------  --------   --------   --------  --------
             $266,207  $484,845   $496,060   $436,602  $288,092
             --------  --------   --------   --------  --------
             --------  --------   --------   --------  --------

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

No other company possesses the range of engineered lumber products, the levels of service and technical support, or the second generation technologies of TimberStrand-R- LSL laminated strand lumber (LSL) or Parallam-R- PSL parallel strand lumber (PSL). There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber (LVL) products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to the Company's oldest generation technologies.

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

The Company has recently completed its plan to divest of its window segment. Effective, July 1, 1996, all of the remaining window operation assets owned by the Company's Norco Windows subsidiary were sold to JELD-WEN, Inc. Proceeds from the sale are approximately $30 million. The Company retained all of the operating and contingent liabilities of the window segment, and management believes that existing reserves are adequate to satisfy all of the remaining liabilities. This divestiture will allow the Company to devote all of its resources towards its Engineered Lumber segment. All of the Company's window operations have been reflected in the accompanying financial statements as Discontinued Operations for all periods presented.

SECOND QUARTER OF 1996 COMPARED WITH THE SECOND QUARTER OF 1995

Sales for the second quarter of 1996 increased $31 million from the prior year second quarter, to $155 million. The sales increase is primarily the result of the growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber. The Company had a 35% increase in volume sales, compared to the prior year second quarter. Volume gains were strong in the Company's new technology TimberStrand LSL and Parallam PSL products.

The Company's sales were also aided by increased housing starts compared to the prior year. Housing starts increased 14% over the prior year second quarter. Starts in the quarter were impacted by the mild weather, following a relatively severe winter and spring in certain locations of North America. Additionally, the climate of relatively low interest rates continues to have a favorable impact on the affordability of housing.

Prices for the Company's products were down 10% from the prior year second quarter. The decrease was primarily due to a shift in sales mix towards the Company's more efficient, lower priced residential construction products. Additionally, market price reductions that were implemented in the first quarter continued in effect through much of the second quarter. Prices for competing wide-dimension lumber rose during the quarter and hit a two-year high in June. The rising prices of competing solid-sawn lumber also aided in the continuing conversion of builders to engineered lumber from traditional commodity lumber products.

Gross margins for the second quarter of 1996 were 25.5 percent compared with
24.2 percent in 1995. The lower sales prices were largely offset by lower production costs from the shift in sales mix towards lower cost products as well as a general decline in certain key raw materials such as oriented strand board and veneer. The margin gains were primarily the result of the improved operating performance at the Company's two new plants. The new plants earned $900,000 of positive gross margins in the second quarter. This compares with a combined start-up loss of $2.2 million in the second quarter of 1995.

Selling expenses increased $2.4 million in the second quarter of 1996, compared to the prior year. This increase is largely due to variable selling expenses and commissions. Additionally, the Company continues to invest in new and innovative product lines and to expand its national advertising campaign.

Interest expense was recognized in the second quarter of 1996 due to the end of the construction phase of the two new plants in 1995. In the prior year second quarter, interest payments of $1.9 million were capitalized in connection with this construction. Investment income declined from the prior year due to the investment of available cash and securities into new construction. Minority interest expense increased $2.1 million from 1995 due to the increase in earnings at the Trus Joist MacMillan (TJM) Partnership.

FIRST TWO QUARTERS OF 1996 COMPARED WITH THE FIRST TWO QUARTERS OF 1995

Sales for the first half of 1996 increased by $32 million or 14% from the comparable period last year. The sales growth reflects volume increases in excess of 21%. The volume growth came from the increased acceptance of the Company's engineered lumber products. The Company also saw the continued impact of price reductions made in the first quarter of the year, combined with a shift in product mix towards more efficient, lower priced residential products.

Gross margins remained constant between the two periods at 23 percent. The price decreases made in the early part of the year were offset by the improved performance at the Company's two new plants. These two plants incurred losses of $2.6 million in the first half of 1996, compared to losses of $3.8 million in the prior year.

Selling expenses increased $3.9 million or 15%, however, as a percent of sales, they were constant between the two six month periods. This reflects the increased absorption of fixed selling costs offset by an increased investment in new product introduction and national advertising.


LIQUIDITY AND CAPITAL RESOURCES

JUNE 29, 1996 COMPARED TO DECEMBER 30, 1995

Working capital, without regard to discontinued operations, increased $21 million during the first half of 1996, to $75 million. The increase reflects the Company's seasonal investment in inventory and receivables as the traditional building season gains full momentum. Cash flows from operations were $10 million. These inflows were largely invested in capital expenditures associated with the new plants.

JUNE 29, 1996 COMPARED TO JULY 1, 1995

Working capital, without regard to Net assets from discontinued operations or Reserve for discontinued operations was $75 million on June 29, 1996 compared to $63 million at the end of the second quarter in the prior year. The $12 million increase is primarily due to the inventories at the two new plants which have built up as they progress towards full capacity.

Cash provided by operating activities of $10 million in the first half of 1996 is compared to cash provided by operations of $26 million in the same period of 1995. The difference is primarily due to higher inventory levels associated with the Company's new production facilities. Capital expenditures were $10 million in the first half of 1996 compared to $76 million in 1995, reflecting the completion of the new plants.

In the second quarter of 1996, the Company issued $5.7 million of industrial revenue bonds to finance the construction of the Hazard, Kentucky
TimberStrand-R- LSL plant. The bonds are due in a single maturity in 2026, with interest payable semi-annually at 6.8 percent.

In the third quarter of 1995, the Company issued $22.5 million of industrial revenue bonds to finance the construction of the Buckhannon, West Virginia combination Microllam-R- LVL and Parallam-R- PSL plant. The bonds are due in a single maturity in 2025, with interest payable semi-annually at 7 percent.

The Company is evaluating potential sites for an additional combination Microllan-R- LVL and Parallam-R- PSL plant or a -third TimberStrand-R- LSL plant but has not determined whether or when to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $100 million Revolving Credit Facility will be sufficient to meet the on-going operating and capital expansion needs of the Company. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

Substantially all of the Company's operating assets are held, and revenue generated, by its TJM partnership. The partnership regularly distributes cash to the partners to fund the tax liabilities generated by the partnership at the corporate level. All other distributions of cash by the partnership are dependent on the affirmative votes of the representatives of the minority partner. Accordingly, there can be no assurance that such distributions will be approved and thereby be available for the payment of dividends or to fund other operations of the Company.























Microllam-R-, Parallam-R-, and TimberStrand-R- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

                        TJ INTERNATIONAL, INC.
                                PART II
                           OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's May 22, 1996 annual meeting of stockholders, the following matters were voted upon and approved by the stockholders as indicated:

                                                     VOTES CAST
                                            ------------------------------------
                                                       AGAINST OR
         DESCRIPTION                           FOR      WITHHELD     ABSTENTIONS
         --------------                     ---------- -----------  ------------
         1. To elect as directors the
            following individuals

         FOR TERMS EXPIRING AT THE 1999
         ANNUAL MEETING

         Robert B. Findlay                    15,876,251     8,041      183,100
         Jerre L. Stead                       15,841,057    24,964      200,931

         2. To ratify the appointment of
            Arthur Andersen LLP as the
            Company's independent
            accountants for the year
            ended December 28, 1996           15,903,788    51,020      112,944


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Filed as an exhibit to this report is the following:


             (27)  Financial Data Schedule

         (b) One report, dated July 15, 1996, on Form 8-K has been filed, pursuant to Item 2 of that form, disclosing the sale of the Company's window segment assets. No financial statements were filed as part of that report.

                         TJ INTERNATIONAL INC.
                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TJ INTERNATIONAL, INC.


                         /s/ Valerie A. Heusinkveld
                        ---------------------------
                        Valerie A. Heusinkveld
                        Vice President, Finance & Chief
                           Financial Officer


Date:   August 13, 1996

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                           EXHIBITS TO FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED JUNE 29, 1996  COMMISSION FILE NUMBER 0-7469

                         TJ INTERNATIONAL, INC.

                              EXHIBIT INDEX


EXHIBITS                                                 PAGE
- ---------                                              ----------
(27)  Financial Data Schedule                          Document 2