Form 10-Q
period 1996-09-28
TJ INTERNATIONAL INC
filed 1996-11-12
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


    For Quarter Ended September 28, 1996    Commission file number 0-7469
                      ------------------                           ------


                            TJ INTERNATIONAL, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                 82-0250992
-------------------------------                  ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)


200 E. Mallard Drive
BOISE, IDAHO                                                 83706
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (208) 364-3300
                                                     --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X   No
                                                        ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   November 1, 1996, 17,446,388 shares of $1 par value common stock.
   ----------------------------------------------------------------

                                                     EXHIBIT INDEX ON PAGE 11

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

                            TJ INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                            (AMOUNTS IN THOUSANDS
                                             EXCEPT PER SHARE FIGURES)


                                           FOR THE FISCAL                    FOR THE THREE FISCAL
                                           QUARTER ENDED                       QUARTERS ENDED
                                     ------------------------------      -----------------------------
                                     SEPTEMBER 28,    SEPTEMBER 30,      SEPTEMBER 28,   SEPTEMBER 30,
                                          1996            1995               1996            1995
                                     -------------    -------------      -------------   -------------
Sales                                  $179,571         $137,759           $445,778         $371,582
                                       --------         --------           --------         --------

Costs and expenses
   Cost of sales                        132,638          107,071            337,822          288,071
   Selling expenses                      14,815           12,548             43,980           37,983
   Administrative expenses                8,116            6,171             22,117           19,368
                                       --------         --------           --------         --------
                                        155,569          125,790            403,919          345,422
                                       --------         --------           --------         --------
Income from operations                   24,002           11,969             41,859           26,160

Investment income, net                      589              562                808            2,423

Interest expense                         (1,573)              --             (4,688)              --

Minority interest in Partnership        (10,763)          (6,099)           (18,486)         (14,524)
                                       --------         --------           --------         --------
Income from continuing
  before income taxes                    12,255            6,432             19,493           14,059

Income taxes                              4,620            2,319              7,407            5,084
                                       --------         --------           --------         --------
Income from continuing operations         7,635            4,113             12,086            8,975
                                       --------         --------           --------         --------
Discontinued operations
  Loss from discontinued operations          --           (1,699)                --           (3,461)
                                       --------         --------           --------         --------
Net income                               $7,635           $2,414            $12,086           $5,514
                                       --------         --------           --------         --------
                                       --------         --------           --------         --------
Net income from continuing operations per common share
  Primary                                 $0.42            $0.23              $0.65            $0.48
                                       --------         --------           --------         --------
                                       --------         --------           --------         --------
  Fully Diluted                           $0.40            $0.21              $0.62            $0.45
                                       --------         --------           --------         --------
                                       --------         --------           --------         --------
Net income per common share

  Primary                                 $0.42            $0.13              $0.65            $0.29
                                       --------         --------           --------         --------
                                       --------         --------           --------         --------
  Fully Diluted                           $0.40            $0.12              $0.62            $0.27
                                       --------         --------           --------         --------
                                       --------         --------           --------         --------
Dividends declared per share            $0.0550          $0.0550            $0.1650          $0.1650
                                       --------         --------           --------         --------
                                       --------         --------           --------         --------
Weighted average number of common shares
 outstanding during the periods
  Primary                                                                    17,593           17,450
                                                                           --------         --------
                                                                           --------         --------
  Fully Diluted                                                              18,776           18,680
                                                                           --------         --------
                                                                           --------         --------

                                  TJ INTERNATIONAL, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                                                          (AMOUNTS IN THOUSANDS)

                                  SEPTEMBER 28,    DECEMBER 30,   SEPTEMBER 30,
ASSETS                                 1996            1995            1995
  Current assets
    Cash and cash equivalents         $53,091          $19,715         $15,383
      Marketable securities                --               --           7,737
      Receivables, less allowances
        of $390, $385 and $434         63,948           28,754          36,969
      Inventories                      40,450           38,560          30,762
      Other                            16,163           17,643          10,296
      Net assets from discontinued
       operations                          --               --          52,258
                                    ---------         --------        --------
                                      173,652          104,672         153,405
  Property
    Property and equipment            561,474          550,854         539,975
    Less - Accumulated depreciation  (175,299)        (149,069)       (143,237)
                                    ---------         --------        --------
                                      386,175          401,785         396,738

  Goodwill                             20,800           21,580          22,073
  Unexpended bond funds                   --               117           3,517
  Other assets                         20,482           18,156          14,558
                                    ---------         --------        --------
                                     $601,109         $546,310        $590,291
                                    ---------         --------        --------
                                    ---------         --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Notes payable                          --           $2,994              --
    Current portion of long-term debt      --              340             320
    Accounts payable                   34,729           23,746          29,102
    Accrued liabilities                31,050           24,237          23,319
    Reserve for discontinued
     operations                        22,526            5,755              --
                                    ---------         --------        --------
                                       88,305           57,072          52,741
  Long-term debt, excluding
   current portion                     88,140           89,440          94,934
  Deferred income taxes                    --               --           8,091
  Other long-term liabilities          10,517            8,597           9,028

  Minority interest in Partnership    192,318          181,057         180,127

  Stockholders' equity
    ESOP Convertible Preferred
     Stock, $1.00 par                  13,772           13,992          14,024
     value, authorized 10,000,000
     shares, issued 1,167,249,
     1,185,933, and 1,188,668

    Guaranteed ESOP Benefit           (10,382)         (10,382)        (11,435)
    Common stock, $1.00 par value,
     authorized 200,000,000 shares,
      issued 17,374,671, 17,131,758,
      and 17,104,387                   17,375           17,132          17,104
    Paid-in capital                   143,522          140,384         139,753
    Retained earnings                  60,353           51,808          88,462
    Cumulative translation
       adjustment                      (2,811)          (2,790)         (2,538)
                                    ---------         --------        --------
                                      221,829          210,144         245,370
                                    ---------         --------        --------
                                     $601,109         $546,310        $590,291
                                    ---------         --------        --------
                                    ---------         --------        --------

                                  TJ INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE FISCAL QUARTERS ENDED
                         SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                      (UNAUDITED)
                                 (AMOUNTS IN THOUSANDS)

                                                       SEPTEMBER 28,       SEPTEMBER 30,
                                                            1996               1995
                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  12,086           $  5,514
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                            29,779             19,942
    Minority interest in partnerships                        18,486             14,454
    Other, net                                                1,355                 24
  Change in working capital items:
    Receivables                                             (35,194)             1,493
    Inventories                                              (1,890)               206
    Other current assets                                      1,480             (1,695)
    Accounts payable and accrued liabilities                 15,153              4,231
  Other, net                                                 (9,845)             2,731
                                                          ---------           --------
  Net cash provided from operating activities             $  31,411           $ 46,900
                                                          ---------           --------
                                                          ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    $ (13,574)          $(86,328)
  Proceeds from the sale of discontinued operations          24,035                 --
  Proceeds from notes receivable                              1,022                  8
  Decrease in unexpended bond funds                             117              8,033
  Sales of Marketable securities                                 --              8,347
  Other, net                                                  1,230              1,735
                                                          ---------           --------
  Net cash provided by (used in) investing activities     $  12,830           $(68,205)
                                                          ---------           --------
                                                          ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of debt                      $   5,740           $ 37,500
  Principal payments of long-term debt                       (7,380)           (45,096)
  Net repayments under lines of credit                       (2,994)            (6,358)
  Cash dividends paid on common stock                        (2,835)            (2,802)
  Minority partners tax distributions                        (3,762)            (4,286)
  Other, net                                                    367                (34)
                                                          ---------           --------
  Net cash provided by (used in) financing activities     $ (10,864)          $(21,076)
                                                          ---------           --------
                                                          ---------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and cash
   equivalents                                            $  33,376           $(42,381)
  Cash and cash equivalents at beginning of year             19,715             57,764
                                                          ---------           --------
  Cash and cash equivalents at end of period              $  53,091           $ 15,383
                                                          ---------           --------
                                                          ---------           --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest, net of amounts capitalized                  $   4,175           $     --
    Income taxes                                          $   7,701           $  1,966


                             TJ INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVENTORIES

Inventories consisted of the following:
                                            (amounts in thousands)

                                   Sept. 28,  Dec. 30,    Sept. 30,
                                      1996      1995         1995
                                   ---------  --------    ---------
     Finished goods                  $29,001   $25,882    $22,649
     Raw materials and
       work-in-progress               14,144    14,657     14,185
                                     -------   -------    -------
                                      43,145    40,539     36,834
     Reduction to LIFO cost           (2,695)   (1,979)    (6,072)
                                     -------   -------    -------
                                     $40,450   $38,560    $30,762
                                     -------   -------    -------
                                     -------   -------    -------

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

Primary net income and fully diluted net income was calculated as follows:

                                 FOR THE FISCAL      FOR THE THREE FISCAL
                                 QUARTER ENDED         QUARTERS ENDED
                              --------------------  ---------------------
                              SEPT. 28,  SEPT. 30,  SEPT. 28,  SEPT. 30,
                                 1996      1995         1996      1995
                              ---------  ---------  ---------  ---------
PRIMARY NET INCOME

Net income from continuing
   operations as reported      $ 7,635    $ 4,113    $12,086    $ 8,975

Preferred stock dividends,
  net of related tax benefits     (233)      (218)      (710)      (661)
                               -------    -------    -------    -------
Primary net income from
 continuing operations           7,402      3,895     11,376      8,314
                               -------    -------    -------    -------
Loss from discontinued
 operations                         --     (1,699)        --     (3,461)
                               -------    -------    -------    -------
Primary net income             $ 7,402    $ 2,196    $11,376    $ 4,853
                               -------    -------    -------    -------
                               -------    -------    -------    -------

FULLY DILUTED NET INCOME

Net income from continuing
 operations as reported        $ 7,635    $ 4,113    $12,086    $ 8,975

Additional ESOP contribution
 payable upon assumed
 conversion of ESOP
 preferred stock, net of
 related tax benefits             (172)      (169)      (534)      (515)
                               -------    -------    -------    -------

Fully diluted net income
 from continuing operations      7,463      3,944     11,552      8,460

Loss from discontinued operations    -     (1,699)        --     (3,461)
                               -------    -------    -------    -------
Fully diluted net income       $ 7,463    $ 2,423    $11,552    $ 4,999
                               -------    -------    -------    -------
                               -------    -------    -------    -------

                            TJ INTERNATIONAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 1996


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                             SALES BY QUARTER
                          (AMOUNTS IN THOUSANDS)

QUARTER        1996        1995      1994      1993      1992
-------      --------    --------  --------  --------  --------
First        $111,157    $109,941  $118,163  $ 93,799  $ 58,570
Second        155,050     123,882   128,773   106,529    79,392
Third         179,571     137,759   136,266   118,698    80,114
Fourth                    113,263   112,858   117,576    70,016
             --------    --------  --------  --------  --------
             $445,778    $484,845  $496,060  $436,602  $288,092
             --------    --------  --------  --------  --------
             --------    --------  --------  --------  --------

THIRD QUARTER OF 1996 COMPARED WITH THE THIRD QUARTER OF 1995

The Company achieved record sales levels in the third quarter of 1996. Third quarter sales increased $42 million or 30% from the prior year third quarter. The sales increase is primarily the result of the growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber. Sales per North American housing start through August were $295 compared to $263 at year-end 1995. 1996 will be the 14th consecutive year of market penetration growth in the key residential construction market.

The Company had a 33% increase in unit volume sales, compared to the prior year third quarter. Volume gains were strongest in the Company's new technology TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL products. In particular, new products, such as the TimberStrand-Registered Trademark- Wall Framing and Light-Duty Header products and the Parallam-Registered Trademark- Commercial Beam, joined existing new technology products (e.g., TimberStrand-Registered Trademark-Rim Board, window and door parts, furniture components) in achieving these significant volume increases.

The Company's sales were also aided by a 6% increase in North American housing starts compared to the prior year. Prices for competing wide-dimension lumber continued to rise during the quarter and hit a two and a half-year high in August. The rising prices of competing solid-sawn lumber aided in the continuing conversion of builders to engineered lumber from traditional commodity lumber products.

Gross margins for the third quarter were 26.1% compared with 22.3% in 1995. The margin gains were primarily the result of the improved operating performance at the Company's new combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant in Buckhannon and TimberStrand-Registered Trademark- LSL plant in East Kentucky. Although, the Company's TimberStrand-Registered Trademark-LSL plant in East Kentucky was not profitable for the quarter as a whole, the facility achieved a positive cash flow in the latter part of the quarter. The two new plants combined earned $3.7 million of positive gross margins in the third quarter. This compares with a combined start-up loss of $4.8 million in the third quarter of 1995. Margins were also aided by a general decline in the cost of certain key raw materials such as oriented strand board and veneer.

Selling expenses increased $2.3 million in the third quarter of 1996, compared to the prior year. This increase is largely due to variable selling expenses and commissions. Additionally, the Company continues to invest in developing and bringing new and innovative products to the marketplace. General and administrative expenses increased $1.9 million from the prior year. This increase is primarily driven by additional research and development expenses and further development of the Company's product application software, which helps customers incorporate the Company's engineered lumber products into their building plans.

Interest expense was recognized in the third quarter of 1996 due to the end of the construction phase of the two new plants in 1995. In the prior year third quarter, interest payments of $2.2 million were capitalized in connection with this construction. Minority interest expense increased $4.7 million from 1995 due to the increase in earnings at the Trus Joist MacMillan (TJM) Partnership.

FIRST THREE QUARTERS OF 1996 COMPARED WITH THE FIRST THREE QUARTERS OF
1995

Sales for the first nine months of 1996 increased by $74 million or 20% from the comparable period last year. The sales growth reflects volume increases of 25%. The volume growth came from the increased acceptance of the Company's engineered lumber products. Additionally, North American housing starts for the first nine months increased 11% over the comparable period in 1995.

Gross margins increase from 22.5% in 1995 to 24.2% in 1996. The increase is the result of improved performance at the Company's two new plants. These two plants showed combined profits of $1.1 million in the first nine months of 1996, compared to losses of $8.6 million in the prior year.

Selling expenses increased $6 million or 16%; however, as a percent of sales, they were down slightly between the two periods. This reflects the increased absorption of fixed selling costs. General and administrative expenses increased $2.7 million from the prior year. This is primarily due to the Company's increased investment in research and product application software.


LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 28, 1996 COMPARED TO DECEMBER 30, 1995

Cash generated from the Company's engineered lumber segment, as measured by net income plus non-cash charges, primarily for depreciation and minority interest, was $62 million for the first nine months of 1996.
Of those proceeds, seasonal working capital items such as inventory and accounts receivable required $20 million. The Company invested $14 million in capital expenditures, which primarily represented its on-going maintenance program, as the two new plants were essentially completed by the beginning of 1996.

Additionally, the Company completed the sale of its windows division during the third quarter of 1996. As part of the sale, the Company retained all of the existing operating and contingent liabilities of the window operations, which resulted in a $10 million cash outflow. Management believes that existing reserves are adequate to meet all subsequent liabilities that may arise related to the discontinued operations. The sale of the segment assets resulted in a net cash inflow of $24 million; $7.4 million of these sale proceeds were then utilized to pay down long-term debt. The remaining proceeds are available to meet the operating or expansion needs of the Company's engineered lumber operations.

SEPTEMBER 28, 1996 COMPARED TO SEPTEMBER 30, 1995

Working capital, without regard to Net assets from discontinued operations or Reserve for discontinued operations, was $108 million on September 28, 1996 compared to $48 million at the end of the third quarter in the prior year. The $60 million increase is due to strong operating results combined with the completion of the Company's two new plants, which no longer required the significant capital infusions of recent years. Additionally, the net proceeds from the sale of the windows division converted discontinued assets to liquid assets available for continuing operations. Capital expenditures were $14 million in the first nine months of 1996 compared to $86 million for the same period in 1995, reflecting the completion of the new plants.

In the second quarter of 1996, the Company issued $5.7 million of industrial revenue bonds to finance the final stages of construction of the Hazard, Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2026, with interest payable semi-annually at 6.8 percent.

In the third quarter of 1995, the Company issued $22.5 million of industrial revenue bonds to help finance the construction of the Buckhannon, West Virginia combination Microllam-Registered Trademark-LVL and Parallam-Registered Trademark- PSL plant. The bonds are due in a single maturity in 2025, with interest payable semi-annually at 7 percent.

The Company is evaluating potential sites for an additional combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark-PSL plant or a third TimberStrand-Registered Trademark- LSL plant but has not determined whether or when to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $100 million Revolving Credit Facility will be sufficient to meet the on-going operating and capital expansion needs of the Company. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

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

INDUSTRY, COMPETITION, AND CYCLICALITY

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

No other company possesses the range of engineered lumber products, the levels of service and technical support, or the second generation technologies of TimberStrand-Registered Trademark- LSL or Parallam-Registered Trademark- PSL. There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to the Company's oldest generation technologies.

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

The Company's operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns. Consistent with the seasonal pattern of the construction industry as a whole, the Company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.



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


Date:   November 11, 1996

                             SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.  20549

                                 EXHIBITS TO FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 1996  COMMISSION FILE NUMBER 0-7469

                              TJ INTERNATIONAL, INC.

                                   EXHIBIT INDEX


EXHIBITS                                                   PAGE
--------                                                   ----
(27)  Financial Data Schedule                            Document 2