Form 10-K405
period 1996-12-28
TJ INTERNATIONAL INC
filed 1997-03-28
CIK 99974

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 28, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ________ to ________

Commission File Number 0-7469

                                TJ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

DELAWARE                                                            82-0250992
------------------------                   -----------------------------------
(State of incorporation)                  (IRS employer identification number)

200 East Mallard Drive, Boise, Idaho                                   83706
------------------------------------                              ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 14, 1997, was $352,947,000.

The number of outstanding shares of the registrant's common stock ($1.00 par value), as of March 14, 1997 was 17,647,360.

Documents incorporated by reference: Listed hereunder the following documents if incorporated by reference, and the Parts of this Form 10-K into which the document is incorporated:

The registrant's definitive proxy statement to be dated on or after April 10, 1997, for use in connection with the annual meeting of stockholders to be held on May 21, 1997, portions of which are incorporated by reference into Part III of this Form 10-K.

                                      EXHIBIT INDEX ON PAGES 22 AND 23

                                        PART I

ITEM 1.       BUSINESS

ITEM 1(a).    GENERAL DEVELOPMENT OF BUSINESS

RECENT DEVELOPMENTS

1996 FINANCIAL RESULTS

    The Company had record sales in 1996, due to the continued acceptance of engineered lumber products in the marketplace. This continued acceptance was due to a combination of factors, including the Company's on-going education efforts in the building community, rising prices for alternative solid-sawn lumber products, and an increase in North American housing starts compared to the prior year.

    The Company experienced an increase in sales of $92 million in 1996, compared to 1995. This 19 percent increase in sales came in a period when North American housing starts increased 10 percent from the prior year. Additionally, market prices for certain traditional solid-sawn lumber products, which represent the primary competitor of engineered lumber products, increased 7 percent from prior year levels. Unit volume sales of residential products increased 14 percent per North American housing start.

    Income from continuing operations improved as a percent of sales primarily due to the further progress in the ramp-up of the Company's new TimberStrand -Registered Trademark- LSL and combination Parallam -Registered Trademark- PSL and Microllam -Registered Trademark- LVL plants. Additionally, certain raw material costs declined in 1996 compared to 1995 and efficiencies of scale resulted in the Company's selling, general and administrative functions.

    Net income from continuing operations increased $6.4 million to $16.2 million in 1996. Income from continuing operations per fully diluted share increased from $0.48 in 1995 to $0.82 in 1996.

    Fourth quarter sales were $131.4 million compared to $113.3 million in the corresponding period in 1995. Income from continuing operations improved to $4.1 million or $.21 per fully diluted share in the fourth quarter of 1996, compared to $766,000, or $0.03 per fully diluted share in the fourth quarter of 1995.

    The Company completed the sale of its windows division during the third quarter of 1996. As part of the sale, the Company retained all of the existing operating and contingent liabilities of the window operations, which resulted in an $11 million cash outflow. The sale of the segment assets resulted in a net cash inflow of $24 million; $7.4 million of these sale proceeds were then utilized to pay down long-term debt.

MARKET DEVELOPMENTS

    The Company believes that its engineered lumber products offer advantages in both performance and cost effectiveness over natural lumber and that such products are achieving increased market acceptance in residential construction. The Company's engineered lumber sales, per North American housing start, increased from $116 per start in 1991 to $289 per start in 1996, an increase of 149%. During 1996, residential engineered lumber sales per start increased 10%. 1996 is the 14th consecutive year of market penetration growth in the key residential construction market. Average prices for 2" x 10" green 14' Douglas fir lumber increased 7% during 1996 from $433 per thousand board feet in 1995 to $465 per thousand board feet during 1996. Wide dimension lumber remains the primary competition to the Company's engineered lumber products.


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

    The Company's strategy, which is composed of two key elements, is focused on continuing its historic dominance in the engineered lumber industry -- a dominance which is reflected in an estimated market share in excess of 60 percent for engineered lumber products sold in North America. The Company's strategy includes the following:

    1. LOW-COST PROPRIETARY TECHNOLOGIES AND DOMINANT PRODUCTION CAPACITY. The Company intends to pursue the advantages of its technological leadership. The Company believes its technologies in engineered lumber enable it to use smaller logs and to make more efficient use of wood fiber than the current sawmill production of sawn structural lumber. The Company also intends to capitalize on its proprietary technologies -- Parallam -Registered Trademark-PSL and TimberStrand -Registered Trademark- LSL which allow the Company to manufacture engineered lumber from non-traditional tree species such as aspen and poplar. These species are lower in cost, more abundant and less environmentally sensitive than traditional fir and pine species. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs utilized to make the sawn structural lumber products with which its products compete.

    The Company has completed its recent capital expansion program and is in the process of attaining full production of its new capacity. The new capacity includes two new technology plants, a TimberStrand -Registered Trademark- LSL plant in Eastern Kentucky and a combination Microllam -Registered Trademark- LVL and Parallam -Registered Trademark- PSL plant in Buckhannon, West Virginia. This expansion is intended to enhance the Company's leading position in engineered lumber products. Through the expansion of existing plants and the addition of the two new production facilities, as described below, the Company believes it will maintain its dominant 60 percent share of engineered lumber industry capacity.

    The Company is examining potential sites for an additional combination LVL and PSL plant or a third TimberStrand -Registered Trademark- LSL plant. Commitment to this new capacity is contingent upon continued market demand and acceptance of engineered lumber products.

    The Company believes that the housing construction industry is undergoing a transition toward increased use of engineered lumber for structural building material, as wide-dimension commodity lumber generally increases in price and decreases in quality. The Company believes its expansion plan is appropriate because its proprietary technology plants are expected to give the Company a significant cost, wood source, and product breadth and flexibility advantage which the Company believes will further strengthen its market leading position. The Company also believes that its recent capital expansion is prudent given the demand for these new technology products and competition in these markets that the Company expects will develop over time. However, there can be no assurance that the market for engineered lumber products will increase or that markets for new products will develop.

    The Company has financed its capital expansion program through several sources, including a portion of the proceeds from the sale of common stock of the Company in 1993, equity contributions by TJM's limited partner, the proceeds of bond offerings in 1994, 1995, and 1996 and internally generated funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    2. A SYSTEM OF INTEGRATED COMPONENTS AND SERVICES AND VALUE ADDED MARKETING. The Company intends to focus future marketing efforts on a system of integrated components, rather than individual products. The Company is in the process of developing the FrameWorks -Registered Trademark- Building System, which represents a complete system in engineered lumber to build the entire structural frame of a home. The FrameWorks -Registered Trademark- Building System will include roof, wall, stair, foundation and frame systems, enhancing the overall performance of the home, which the Company believes will be a benefit to architects, builders, dealers and home buyers.

    The Company believes it has a competitive advantage over other engineered lumber producers in that it offers a complete support and service system for its products, including (i) a system performance guarantee for the lifetime of the home; (ii) the largest technical service force in the industry; (iii) engineering assistance and performance recommendations; and (iv) computer-generated framing plans and materials specifications from its TJ-Xpert -TM-software, which gives the Company the ability to optimize design on a house-by-house basis.

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

    The Company believes that its extensive product lines, highly-skilled, service-oriented sales force, and its extensive distribution network provide an unparalleled opportunity to meet the modern demands of the building community and the discriminating homeowner.

DIVESTITURE OF WINDOW BUSINESS

    In 1995, the Company announced its intention to divest of its window division. The Company completed the sale of its windows division during the third quarter of 1996. The divestiture will allow the Company to focus all of its resources on the engineered lumber business.

ITEM 1(b).   Financial information about the Company's industry segments.

    The Company divested of its window operations segment in 1996. Accordingly, these operations have been reflected as discontinued operations in the Company's financial statements for all years presented.

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

    STRATEGY. The Company is the leading manufacturer and marketer of value-added specialty building products to the residential and light commercial construction industry. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs historically utilized to make the sawn structural lumber products with which the Company's products compete. A Company objective is to increase the product acceptance of its engineered lumber products and to strengthen its market leadership in these products. To increase product acceptance, the Company's selling efforts highlight product advantages including consistent quality, superior strength, relatively light weight and ease of installation targeted at end users such as architects and contractors. The Company seeks to strengthen its leading market position through (i) competitive pricing; (ii) value-added marketing of technical support and services; (iii) maintenance of industry production capacity dominance through the construction of new engineered lumber manufacturing facilities, the expansion of existing plants and the construction of other facilities as market conditions warrant;
(iv) the ongoing development of proprietary technologies including processes utilizing relatively low-cost wood fiber from tree species, such as aspen and yellow poplar, (v) the promotion of a complete system of structural frame components rather than individual products; and (vi) reliance on an extensive North American distribution network, including its partnership with MacMillan Bloedel Limited and strategic alliances with the Weyerhaeuser Company and other regional distributors and retailers.

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

    However, the Company believes it will be able to satisfy its needs for raw materials and it is not currently aware of any potential shortages for its longer-term requirements. The Company is increasingly purchasing standing timber tracts, to be processed at the Company's facilities in place of veneer purchased from other producers. The Company believes that it has significant competitive advantages over companies marketing traditional sawn lumber products in an environment of reduced timber supply because its engineered lumber technologies are able to utilize non-traditional sources of wood fiber, which are both more abundant and less expensive.

ENGINEERED LUMBER PRODUCTS

    OVERVIEW. The Company believes that the housing construction industry is undergoing a transition in its use of structural building materials as sawn structural lumber increases in price and decreases in quality. Engineered lumber is enjoying increased market acceptance and is displacing sawn structural lumber.

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

    The following table outlines the principal features of the Company's technologies:




TECHNOLOGY                                  RAW MATERIAL                  MAXIMUM SIZE             PRODUCTION FACILITIES
----------                                  ------------                  ------------             ---------------------

Microllam -Registered Trademark- LVL        Rectangular high-grade        80 feet long by          Buckhannon, West Virginia




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

Parallam -Registered Trademark- PSL         Irregular veneer from first   66 feet long by          Buckhannon, West Virginia
                                            and last peels of the log     20 inches wide by        Colbert, Georgia
                                                                          11 inches thick          Vancouver, British
                                                                                                   Columbia

TimberStrand -Registered Trademark- LSL     strands of pulpwood up to     48 feet long by          Deerwood, Minnesota
                                            13 inches long                8 feet wide by           Hazard, Kentucky
                                                                          5 1/2 inches thick





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

    PARALLEL STRAND LUMBER (PSL): This technology, which is proprietary to the Company, starts with sheets of thin veneer peeled from a log. These are then clipped into strands, which are up to eight feet long and 5/8 inches wide. The ability to use this very narrow strand allows a significantly higher percentage of the log to be manufactured into a value-added product. The strand is then coated with adhesive. The next step in the process employs a pressing system in which microwaves are used to cure the adhesives and form a large block, or billet, of engineered lumber measuring up to 11 inches by 20 inches and 66 feet long. The Company's PSL process is protected in the U.S. and in 15 other countries. These patents provide protection through 2008.

    The Company believes that the combination of the PSL and LVL technologies in a single manufacturing facility, such as its Buckhannon, West Virginia plant, will allow it to be among the most efficient converters of wood fiber to a high value product. See "Recent Developments--Company Strategy" above.

    LAMINATED STRAND LUMBER (LSL): The Company's other proprietary engineered lumber technology, LSL, begins with small-diameter, 8-foot-long logs such as aspen and yellow poplar. These are species traditionally used in lower value applications such as pulp logs, and are therefore substantially less expensive than traditional sources of sawn lumber. These logs are flaked into strands 12 inches long, which are then treated with an adhesive. The strands are put into a steam-injection press that significantly densifies the wood and creates boards up to 48 feet long, up to 5-1/2 inches thick, and 8 feet wide. The Company's LSL process is protected in the U.S. and in 24 other countries. In addition, one patent is pending approval. These patents provide protection through 2010.

    PRODUCTS. The Company produces the broadest line of structural engineered lumber building products in the industry, possesses certain exclusive product technologies, and believes it enjoys a reputation for superior quality and service. The table on the following page lists the Company's products, the technology utilized, product size, and end use of such products.


                     TJ INTERNATIONAL ENGINEERED LUMBER PRODUCTS






RESIDENTIAL PRODUCTS              ENGINEERED LUMBER                       PRODUCT SIZE             END USE
--------------------              TECHNOLOGY                              ------------             -------
                                  -----------------
TJI-Registered Trademark-         Microllam-Registered Trademark-LVL      9 1/2" to 16" deep       Residential construction
I-joists                          on the top and bottom with              Width from 1 1/2" to     floor and roof joists.
                                  enhanced composite panel webs in        3 1/2"                   Substitutes for traditional
                                  the middle                              Up to 80' long           2x10 and 2x12 sawn lumber
                                                                                                   systems.

Rim joists                        TimberStrand-Registered Trademark- LSL  1 1/4" thick             Residential construction
                                                                          9 1/2" to 16" deep       frames in perimeter of floor.
                                                                          17' to 48' long          Substitutes for laterally
                                                                                                   ripped plywood and/or 2x10
                                                                                                   and 2x12 sawn lumber.

Headers, beams, and               Microllam-Registered Trademark- LVL     1 3/4" to 7 1/4" thick   Residential construction.
columns                           Parallam-Registered Trademark- PSL      9 1/2" to 18" deep       Ranges from main carrying
                                  TimberStrand-Registered Trademark- LSL  Up to 80' long           beam in home to support
                                                                                                   structures above a window
                                                                                                   or door (header).
                                                                                                   Substitutes for traditional
                                                                                                   2x10 and 2x12 sawn lumber,
                                                                                                   glulam and steel beams.

COMMERCIAL PRODUCTS
-------------------

Open-web truss                    Microllam-Registered Trademark-or       14" to 114" deep         Roof support structure in
                                  strength-rated lumber on the top        Spans lengths up to      light commercial buildings.
                                  and bottom with tubular steel webs      120  long
                                  in the middle




TJI-Registered Trademark-         Microllam-Registered Trademark- LVL     2.3" to 4.65" thick      Roof structure for smaller
 roof truss series                                                        4 1/2" to 37.1" deep     commercial buildings.
                                                                          Up to 80' long



INDUSTRIAL PRODUCTS
-------------------

Window and door core              TimberStrand-Registered Trademark- LSL  Various                  Substitutes for finger jointed
 material                                                                                          Ponderosa pine lumber in
                                                                                                   the manufacture of wood
                                                                                                   windows and doors.

Concrete forming and              Microllam-Registered Trademark- LVL     1 1/2" to 5 1/4" thick   Support members in the
shoring support members           Parallam-Registered Trademark- PSL      6 1/2" to 20" deep       structure into which wet
                                                                          Up to 80' long           concrete is poured in both
                                                                                                   residential and commercial
                                                                                                   buildings.  Substitutes for
                                                                                                   2x10, 2x12, 4x4 and larger
                                                                                                   sawn lumber and for
                                                                                                   aluminum form support
                                                                                                   systems.

Scaffold plank                    Microllam-Registered Trademark- LVL     1 1/2" to 2 1/2" thick   Decking material in scaffold
                                                                          9" to 11 3/4" wide       frames.  Substitutes for high
                                                                          Up to 80' long           strength rated 2x6 and 2x8
                                                                                                   sawn lumber.




    The Company continues to explore the development of new and improved engineered lumber products which have superior performance and quality characteristics relative to traditional sawn lumber. The Company currently has a focused effort to develop further TimberStrand-Registered Trademark- LSL products including an I-joist utilizing TimberStrand-Registered Trademark- LSL as the flange material, a truss system that will allow the easy transformation of wasted attic space into a bonus room, and a solid floor joist targeted at the multi-family construction market and other structural and industrial products, including long-length garage door headers.

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

    The Company employs the engineered lumber industry's largest sales force consisting of approximately 165 technical sales representatives who market the Company's products directly to architects, project engineers, contractors, developers, independent lumber dealers, national wholesale building material suppliers, and industrial users. This enables the Company to better educate and assist customers in the use of engineered lumber and simultaneously helps create demand, further enabling the Company to differentiate its products from those of its competitors.

    The Company's products are supported by numerous advanced computer-assisted software packages. For residential construction, the Company's proprietary TJ-Xpert -TM- software, which is receiving increasing acceptance by builders, translates a builder's blueprints into a complete framing plan for a structural system using engineered lumber products.

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

    The Company's competition in the growing engineered lumber industry includes large competitors producing LVL and I-joists in several plants across North America, and others that are manufacturing wood I-joists only. Competition is expected to continue to increase as a number of the Company's competitors, including Louisiana-Pacific Corporation, Boise Cascade Corporation, and Georgia Pacific Corporation have undertaken capacity expansion plans in the LVL and I-joist business. In particular, competition may emerge or increase from established wood products companies that now sell primarily traditional wood products. A number of existing competitors such as Louisiana-Pacific Corporation, Boise Cascade Corporation, Willamette Industries, Inc., and Georgia-Pacific Corporation, own a significant portion of their own raw materials and generally have greater financial resources than the Company.

    The Company believes that the principal competitive factors in the market for engineered lumber are product quality, customer support, distribution capabilities, and price. The Company believes its broader product line, based in part on its proprietary technologies PSL and LSL lumber, provide an important competitive advantage over its competition. In addition, the Company believes it enjoys a leadership position in terms of brand name recognition, value-added services to builders, an aggressive and broad distribution network and a wide selection of products which have received building code approval in substantially all markets. The Company has adopted a policy of protecting market share by aggressively managing any price differentials between its products and those of its engineered lumber competitors.

    Other building materials, including steel, plastic, brick, and cement, are alternative basic materials for construction. However, these materials may not readily lend themselves to traditional residential framing methods or tools and have certain inherent manufacturing and performance deficiencies.

BACKLOG

    The Company's order backlog at December 28, 1996 was approximately $31 million compared to approximately $28 million at December 30, 1995. Some portion of the current order backlog will probably not be filled due to extended deliveries or cancellations. In addition, lead times of orders can vary significantly from quarter to quarter and year to year. Accordingly, the Company's backlog on a particular date may not be representative of the level of future sales.

EMPLOYEES

    As of December 28, 1996, the Company employed a total of approximately 3,000 employees in its engineered lumber operations.

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

ITEM 1(d)     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
              OPERATIONS AND EXPORT SALES.

    The Company operates manufacturing facilities in two countries, the United States and Canada; and the majority of all sales are made domestically in those countries. Financial information relating to foreign and domestic operations is presented in Note 10 to the consolidated financial statements, page 44 of this Report.


ITEM 2.       PROPERTIES

    Set forth below are the locations of the Company's manufacturing facilities and the technology and/or products produced at such facilities.




                                            Engineered
                                              Lumber
                                            Technology                         Products
                                         ---------------------       ---------------------------

Structural Products Manufacturing      LVL       PSL       LSL       I-Joists   Open Web Trusses
---------------------------------      ---       ---       ---       --------   ----------------

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

    Based on current facts and knowledge, all material liabilities under any of the pending claims and suits would be covered under the Company's liability insurance policies or are otherwise provided for in the Company's financial statements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM A.       EXECUTIVE OFFICERS OF THE REGISTRANT.

    Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of December 28, 1996, each of whose term of office is one year.

         NAME AND AGE                  OFFICE

    Harold E. Thomas, age 70           Chairman of the Board,
                                       TJ International, Inc.

    Thomas H. Denig, age 50            President and Chief Executive
                                       Officer
                                       TJ International, Inc.

    Robert J. Dingman, age 55          Senior Vice President, Custom
                                       Operations Group, Trus Joist MacMillan


    Randy W. Goruk, age 44             Senior Vice President, North American
                                       Residential Operations Group, Trus Joist
                                       MacMillan

    Patrick D. Smith, age 50           Senior Vice President, Manufacturing
                                       Operations Group, Trus Joist MacMillan

    Valerie A. Heusinkveld, age 38     Vice President, Finance and
                                       Chief Financial Officer,
                                       TJ International, Inc.

    Richard B. Drury, age 47           Secretary and Treasurer,
                                       TJ International, Inc.

    Jody B. Olson, age 49              Vice President, Corporate
                                       Development, TJ International, Inc.

    Floyd J. Juday, age 53             Vice President, Marketing Services


    James H. Ware, age 53              Vice President, Technology and
                                       Engineering


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

    Thomas H. Denig was elected President and Chief Executive Officer of TJ International, Inc. in 1995. Mr. Denig was elected Senior Vice President, Structural Operations in 1990. Mr. Denig was also elected President and Chief Executive Officer of Trus Joist MacMillan in 1991, after having served as President of Trus Joist Corporation since 1990. Mr. Denig joined the Company in 1974 as a salesperson and has subsequently served as California South Sales Manager, Microllam -Registered Trademark- Lumber Industrial Sales Manager, National Sales Manager, Western Division Manager, Eastern Division Manager and had been elected Vice President, Eastern Operations in 1985. Mr. Denig is a graduate of Valparaiso University and served as a lieutenant in the U.S. Marine Corp. before joining the Company.

    Robert J. Dingman was appointed Sr. Vice President, Custom Operations Group for Trus Joist MacMillan, in 1995. Mr. Dingman joined the Company in 1983 as the Southwest Division Manager and has subsequently served as Division
Manager, Microllam -Registered Trademark- Lumber Operations and Sr. Vice President, Western Operations. Before joining the Company, Mr. Dingman, a graduate of St. Lawrence University, was Vice President and General Manager of the Architectural Building Products Division of Koppers Company, Inc.

    Randy W. Goruk was appointed Sr. Vice President, North American Residential Operations Group for Trus Joist MacMillan, in 1995. Mr. Goruk joined the Company in 1974 as a draftsperson and has subsequently served as a salesperson, British Columbia Regional Sales Manager, Canadian Division Sales Manager and Canadian Division Manager, Vice President, Canadian Operations, Vice President, Eastern Operations, and Sr. Vice President, Canadian and Industrial Operations. Mr. Goruk is a graduate of the Northern Alberta Institute of Technology and the University of British Columbia.

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

    Jody B. Olson was elected Vice President, Corporate Development in 1987. In 1991, Mr. Olson was also elected Secretary of the Board of Trus Joist MacMillan. Previous positions held by Mr. Olson were Microllam -Registered Trademark- Lumber Division Controller; Microllam -Registered Trademark-Lumber Industrial Salesperson and Sales Manager; General Manager of the Company's former trucking subsidiary; Manager, Energy Systems; Assistant to the President, Mergers and Acquisitions; and Manager, Corporate Development. Mr. Olson, who joined the Company in 1979, is a graduate of the University of Idaho and the Lewis and Clark Law School.

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

         James H. Ware was appointed Vice President, Engineering and Technology in October of 1995. Dr. Ware joined the company as Vice President, Research and Development, in February of 1995, after 17 years at Scott Paper Company where his most recent positions were Worldwide Business Applications Leader and Technology Manager for Worldwide Operations. Prior to his career with Scott, Dr. Ware was a Research Scientist at Union Camp Corporation's Princeton Research Center and a faculty member in the School of Engineering at North Carolina State University. Dr. Ware holds BS, MS and Ph.D. degrees in Engineering Mechanics from North Carolina State University.

                                       PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.

    The approximate number of record holders of the Company's $1.00 par value common stock at March 14, 1997, is set forth below:

                   (1)                                (2)
              Title of Class                Number of Record Holders
              --------------                ------------------------
         Common Stock, $1 par value                  2,011

    There are approximately 14,000 beneficial shareholders. The remainder of this Item 5 is contained in the following sections of the Report at the pages indicated below:

    "Market and Dividend Information," on page 30 of this Report, to the extent that said section discusses the principal market or markets on which the Company's common stock is being traded; the range of high and low quoted sales prices (closing) for each quarterly period during the past two years; the source of such quotations; and the frequency and amount of any dividends paid during the past two years with respect to such common stock.

    "Note 3 to the consolidated financial statements," page 39 of this Report, to the extent that said Note describes any restriction on the Company's present or future ability to pay such dividends.

ITEMS 6, 7, AND 8.

The information called by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:


                          CAPTIONS AND PAGES OF THIS REPORT


ITEM 6        Selected Financial Data       "Selected Financial Data" ......24

ITEM 7        Management's Discussion       "Management's Discussion
              and Analysis of Financial     and Analysis" ..................26
              Conditions and Results of
              Operations

ITEM 8        Financial Statements and      "Consolidated Financial
              Supplementary Data            Statements".....................32



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


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Item 13 is included in Note 9 to the consolidated financial statements, pages 43 of this Report.



-Registered Trademark- - Microllam, Parallam, TimberStrand, TJI, The Silent Floor, FrameWorks are registered trademarks of the Company.

(TM) - TJ-Xpert is a trademark of the Company

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.

    (a)       Financial Statements

              A list of the financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

    (b)       Reports on Form 8-K.

              There have been no Form 8-K filings during the fourth quarter of 1996.

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

                   Amended Certificate of Incorporation of TJ International
                      Inc. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended July 2, 1994 (SEC file No. 000-07469) and is incorporated herein by reference.

                   (4) Second Amendment to Credit Agreement, dated as of
                      November 15, 1996. This document is filed as an exhibit to this Form 10-K for the fiscal year ended December 28, 1996.

                   Amended and Restated Credit Agreement, dated as of
                      May 31, 1995. This document was filed as an exhibit to the Company's Form 10-Q for the quarter ended July 1, 1995 (SEC file No. 000-07469) and is incorporate herein by reference.

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

                   Rights Agreement, dated as of August 24, 1989, between TJ
                      International, Inc. and West One Bank. These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 (SEC file No. 000-07469).

                   1982 Incentive Stock Option Plan, as amended.  These
                      documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 (SEC file No. 000-07469).

                   1985 Incentive Stock Option Plan, as amended.  These
                      documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 (SEC file No. 000-07469).

                   1988 Stock Option Plan, as amended.  These documents were
                      filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994 (SEC file No. 000-07469).

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

                   Amendment to Reimbursement Agreement; Pledge and Security
                      Agreement; pertaining to the Natchitoches, Louisiana plant. These documents were filed as exhibit to the Company's Form 10-K for the fiscal year ended January 1, 1994 (SEC file No. 000-07469) and are incorporated herein by reference.

                   Stock Purchase and Resale Agreement.  These documents were filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 1, 1994 (SEC file No. 000-07469) and are incorporated herein by reference.

                   Loan Agreement, Trust Indenture and Guaranty pertaining to
                      Hazard, Kentucky, plant. These documents were filed as an exhibit to the Company's Form 10-Q for the quarter ended July 2, 1994 (SEC file No. 000-07469) and are incorporated herein by reference.

                   (11)  Statement regarding computation of per share earnings.
                      The information required by Exhibit (11) is included under the caption "Net Income Per Share" in Note 1 to the consolidated financial statements, page 37 of this Report.

                   (22)  Subsidiaries of the registrant.

                   (24)  Consent of independent public accountants to the
                      incorporation of their report dated January 30, 1997, included in this Form 10-K for the year ended December 28, 1996 into TJ International, Inc.'s previously filed Form S-8 Registration Statement for the Trus Joist Corporation Nonstatutory Stock Option Plan with 1982 Incentive Amendment, as amended (Registration No. 2-79209), Form S-8 Registration Statement for the Trus Joist Corporation Employee Stock Ownership Plan (Registration No. 2-96065), Form S-8 Registration Statement for the Trus Joist Corporation Associates' Stock Purchase Plan, as amended (Registration No. 2-96821), Form S-8 Registration Statement for the Trus Joist Corporation Key Employees' 1982 Inventive Stock Option Plan with Nonstatutory feature (Registration No. 2-96964), Form S-8 Registration Statement for the Trus Joist Corporation Employee Stock Ownership Plan (Registration No. 33-4704), Form S-8 Registration Statement for the Trus Joist Corporation Profit Sharing Plan, as amended (Registration No. 33-21870), Form S-8 Registration Statement for the Trus Joist Corporation Key Employees' 1985 Incentive Stock Option Plan with Nonstatutory Feature, as amended (Registration No. 33-22186), Form S-8 Registration Statement for TJ International, Inc. Key Employees' 1988 and 1992 Stock Option Plans (Registration No. 33-54582), Associate
                      Stock Purchase Plan (Registration No. 333-18425) and Leverage Stock Purchase Plan (Registration No. 333-18427).

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



    TJ INTERNATIONAL, INC., Registrant


    By /s/ Thomas H. Denig
       --------------------------------------------------------------
            Thomas H. Denig - President, Chief Executive Officer,
            Director and Attorney-in-Fact for Directors listed below.


    By /s/ Valerie A. Heusinkveld
       --------------------------------------------------------------
            Valerie A. Heusinkveld - Vice President, Finance and Chief Financial Officer



    Each of the above signatures is affixed as of February 13, 1997. Those Directors of TJ International, Inc. listed below executed powers of attorney appointing Thomas H. Denig their attorney-in-fact, empowering him to sign this report on their behalf.

         Robert B. Findlay
         J. L. Scott
         Jerre L. Stead
         Harold E. Thomas
         Arthur L. Troutner
         J. Robert Tullis
         Steven C. Wheelwright
         William J. White

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                EXHIBITS TO FORM 10-K

                      Annual Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 1996      Commission File Number 0-7469

                                TJ INTERNATIONAL, INC.

                INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The following documents are filed as part of this Report:  Pages in this Report
                                                           --------------------

(1) FINANCIAL STATEMENTS:

    Selected Financial Data...........................................24

    Management's Discussion and Analysis..............................26

    Market and Dividend Information...................................30

    Report of Independent Public Accountants..........................30

    Quarterly Financial Data (Unaudited)..............................31

    Consolidated Balance Sheets at December 28, 1996,
       December 30, 1995 and December 31, 1994........................32

    Consolidated Statements of Income for the three
       years ended December 28, 1996..................................33

    Consolidated Statements of Stockholders' Equity for the
       three years ended December 28, 1996............................34

    Consolidated Statements of Cash Flow for the three years
       ended December 28, 1996........................................35

    Notes to Consolidated Financial Statements........................36

The following documents are filed as part of this Report:   Pages in this Report
                                                            --------------------
(3) EXHIBITS

    (4) Second Amendment to Credit Agreement, dated as of November 15, 1996. This amendment increases the credit agreement commitment from $100,000,000 to $150,000,000 and extends the termination date until November 15, 2001. This document is filed as an exhibit to this Form 10-K for the fiscal year ended
        December 28, 1996.....................................Document 2


   (21) Subsidiaries of the Registrant.........................Document 3

   (24) Consent of Independent Public Accountants..............Document 4

   (25) Powers of Attorney.....................................Document 5

   (27) Financial Data Schedules for the years ended
        December 31, 1994, December 30, 1995, and
        December 28, 1996......................................Document 6

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                                                      FINANCIALS
--------------------------------------------------------------------------------
SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the five fiscal years ended December 28, 1996, and should be read in conjunction with the more detailed Consolidated Financial Statements included herein.

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES

                                                                  1996           1995           1994           1993           1992
                                                            ------------------------------------------------------------------------
Sales                                                         $577,166       $484,845       $496,060       $436,602       $288,092
Income from continuing operations                               14,175          9,741         16,250         20,668          7,167
Net income (loss)                                               16,175        (29,911)         8,848         12,528          7,311
Net income from continuing operations per share
     Primary                                                      0.84           0.51           0.88           1.39           0.44
     Fully diluted                                                0.82           0.48           0.83           1.29           0.44
Weighted average shares outstanding
     Primary                                                    17,679         17,132         17,354         14.267         13,418
     Fully diluted                                              18,861         17,132         18,635         15,603         14,700
Cash dividends declared per common share                      $  0.220       $  0.220       $  0.220       $  0.215       $  0.210
Working capital, excluding discontinued
     operations                                                111,585         53,355         98,042        109,503         21,821
Total assets                                                   599,815        546,310        584,909        421,150        303,890
Long-term debt, excluding current portion                       88,140         89,440        102,280         23,709         25,122
Stockholders' equity                                           228,070        210,144        240,558        234,741        129,333
Net book value per share                                         13.03          12.27          14.22          14.02           9.89
Return from continuing operations on average
     stockholders' equity                                         7.4%           4.3%           3.7%           6.9%           5.7%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

In 1995, net income (loss) includes ($36,191) for the loss on disposal of discontinued operations. All prior periods have been restated for discontinued operations; see note 2 for further discussion. In 1992, net income and net income per share include income of $900 and $.07, respectively, for the cumulative effect of adopting Statement No. 109, Accounting for Income Taxes.

1996 FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES

FOR THE TWO YEARS ENDED DECEMBER 28, 1996

                                                                 1996                1995        % Change
----------------------------------------------------------------------------------------------------------
Sales                                                       $  577,166          $  484,845            19%
Income from operations                                          54,449              30,342            79%
Income from continuing operations before
  income taxes                                                  25,758              15,544            66%
Income taxes                                                     9,583               5,803            65%
Income from continuing operations                               16,175               9,741            66%
Net income from continuing operations per share
     Primary                                                      0.86                0.51
     Fully diluted                                                0.82                0.48
Return from continuing operations on average
  stockholders' equity                                             7.4%                4.3%
Return from continuing operations on sales                         2.8%                2.0%

----------------------------------------------------------------------------------------------------------

AT THE END OF THE FISCAL YEAR
Total assets                                                $  599,815          $  546,310
Stockholders' equity                                           228,070             210,144
Number of shares - Common stock issued                      17,500,896          17,131,758
Associates                                                       3,037               2,714
Share price - close                                         $    22.00          $    18.50

----------------------------------------------------------------------------------------------------------

FOR THE FOURTH QUARTER OF EACH FISCAL YEAR
Sales                                                       $  131,388          $  113,263            16%
Income from operations                                          12,590               4,182           201%
Income from continuing operations before
  income taxes                                                   6,265               1,485           322%
Income taxes                                                     2,176                 719           203%
Income from continuing operations                                4,089                 766           434%
Net income from continuing operations per share
     Primary                                                      0.22                0.03
     Fully diluted                                                0.21                0.03

----------------------------------------------------------------------------------------------------------

ANALYST REPORTS RECENTLY ISSUED

A.G. EDWARDS & SONS, INC., ST. LOUIS, MO. CREDIT SUISSE FIRST BOSTON CORPORATION, NEW YORK, NY. GOLDMAN SACHS & CO., NEW YORK, NY. JENSEN SECURITIES CO., PORTLAND, OR. LEGG MASON, BALTIMORE, MD. PACIFIC CREST SECURITIES, PORTLAND, OR. PIPER JAFFRAY INC., SEATTLE, WA. RAGEN MACKENZIE INCORPORATED, SEATTLE, WA. VALUE LINE, INC., NEW YORK, NY.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

1996 COMPARED TO 1995

     The Company achieved record sales levels in 1996 with sales increasing by $92 million from the prior year. The increase is primarily the result of the growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber. Increased North American housing starts and rising prices for solid-sawn lumber facilitated this transition. North American housing starts increased nearly 10 percent over 1995 levels. Markets for certain solid-sawn lumber products were up an average of 7 percent over 1995 levels, hitting a two-and-a-half-year high in the latter half of 1996. The Company's sales per North American housing start were $289 compared to $263 at year-end 1995, a 10 percent increase. 1996 is the 14th consecutive year the Company has achieved market penetration growth in the key residential construction market.

     The Company had a 21 percent increase in unit volume sales compared to the prior year. Volume gains were strongest in the Company's new technology TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL products. In particular, new products, such as TimberStrand-Registered Trademark- LSL Wall Framing and Light-Duty Header products and the Parallam-Registered Trademark- PSL Commercial Beam, joined existing new technology products (e.g., TimberStrand-Registered Trademark- LSL Rim Board, window and door parts, furniture components) in achieving these significant volume increases. Additionally, exports of TimberStrand-Registered Trademark- LSL into Pacific Rim countries, such as Japan, increased 186 percent over their 1995 levels. In 1996, Pacific Rim exports represented in excess of 15 percent of total TimberStrand-Registered Trademark- LSL sales.

     Sales for the fourth quarter of 1996 were $131.4 million, compared to $113.3 million in the fourth quarter of 1995, a 16 percent increase. The sales increase came from strong volume growth, particularly in the Company's TimberStrand-Registered Trademark- LSL products. Average selling prices were also up in the fourth quarter for all of the Company's product lines over the prior year's levels.

     Gross margins for the year ended December 28, 1996, were 24.7 percent compared with 22.4 percent in 1995. The margin gains were primarily the result of the improved operating performance at the Company's new combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant in Buckhannon, West Virginia, and TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky. The combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant was a solid contributor to Company margins during 1996. Although the Company's TimberStrand-Registered Trademark-LSL plant in Eastern Kentucky was not profitable for the year as a whole, the facility achieved a positive cash flow in the latter part of the third quarter and throughout the fourth quarter. Margins also were aided by a general decline in the cost of certain key raw materials such as oriented strand board and veneer.

     Selling expenses increased $7.6 million in 1996; however, they declined slightly as a percent of sales compared to the prior year. This increase is largely due to variable selling expenses and commissions. Additionally, the Company continues to invest in developing and bringing new and innovative products to the marketplace. General and administrative expenses increased $1.9 million from the prior year. This increase is primarily driven by additional research and development expenses and further development of the Company's product application software, which helps customers incorporate the Company's engineered lumber products into their building plans.

     Interest expense was recognized in 1996 due to the end of the construction phase of the two new plants in 1995. Minority interest expense increased $7.6 million from 1995 due to the increase in earnings at the Trus Joist MacMillan
(TJM) Partnership.

1995 COMPARED TO 1994

     Sales for the year ended December 30, 1995, decreased by $11 million from the prior year. The sales decrease of 2 percent came in a period when North American housing starts declined 9 percent from 1994 levels. Growing acceptance of the Company's engineered lumber products as a substitute for commodity, solid-sawn lumber helped increase sales volumes in a market of declining housing starts. Price pressures due to depressed markets for dimension lumber products had a downward impact on per-unit sales prices. Lumber prices for commodity lumber were down approximately 16 percent from year-end 1994 levels. Despite the market pressures on sales price, sales of the Company's residential products per North American housing start increased to $263 for 1995 from $250 for 1994.

     The most significant volume increases came from the Company's two new technology product lines, Parallam-Registered Trademark- PSL and TimberStrand-Registered Trademark- LSL. These increases came from established engineered lumber products as well as new product innovations being introduced by the Company.

     Sales for the fourth quarter of 1995 increased slightly to $113.3 million, compared to $112.9 million in the comparable period of 1994. The relatively flat sales growth came from significant increases in volumes offset by declining selling prices. The largest volume increases came from the Company's Parallam-Registered Trademark- PSL product lines; however, all other product lines showed increases, as well. While lumber prices were somewhat volatile in 1995, the fourth quarter showed the greatest decline of the year, with prices dropping in excess of 10 percent from the third quarter. On average, lumber prices were 14 percent below fourth quarter 1994 levels.

     Gross margins for the year ended December 30, 1995, were 22.4 percent compared with 26.1 percent in 1994. The decline was primarily due to the start-up losses of $12.8 million at the Company's Eastern Kentucky TimberStrand-Registered Trademark- LSL plant and West Virginia combination Parallam-Registered Trademark- PSL and Microllam-Registered Trademark- LVL plant. Both plants experienced start-up delays. Difficulties have come from mechanical areas; there were no fundamental problems with the technology or the production processes. In addition, prices for the Company's products were reduced in response to continuing softness in the lumber market.

     Profitability at the Company's initial TimberStrand-Registered Trademark-LSL plant in Deerwood, Minnesota, continued to improve through 1995. This resulted from a combination of improved production efficiencies and improved sales volumes and prices for the products made at this TimberStrand-Registered Trademark- LSL plant.

     Selling expenses increased $1.3 million in 1995 compared to the prior year. This increase reflects the Company's continuing investment in new product development, as well as the cost of developing the European marketplace. Administrative costs declined $2.3 million from the prior year. This decline is primarily the result of severance and other accruals recorded in 1994 that were not repeated in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from the Company's engineered lumber segment, as measured by net income plus non-cash charges, primarily for depreciation and minority interest, was $92 million during 1996. Of those proceeds, working capital items required $51 million. The most significant working capital requirement was from the increased investment in accounts receivable. The Company introduced a marketing incentive plan in the fourth quarter of 1996 to induce customers into a less seasonal buying pattern. One element of the marketing incentive was extended credit terms, which led to an increased investment in accounts receivable during the winter months. The Company invested $19 million in capital expenditures, which primarily represented its ongoing program for productivity improvements in its manufacturing facilities and an investment in computer hardware and software.

     Additionally, the Company completed the sale of its windows division during the third quarter of 1996. The sale of the assets resulted in a net cash inflow of $24 million; $7.4 million of these sale proceeds were then utilized to pay down long-term debt. As part of the sale, the Company retained all of the existing operating and contingent liabilities of the window operations, and in 1996, approximately 10.7 million of cash was used to finance the operations prior to sale and to fund the retained liabilities. Management believes that existing reserves are adequate to meet all subsequent liabilities that may arise related to the discontinued operations.

     In the second quarter of 1996, the Company issued $5.7 million of industrial revenue bonds to finance the final stages of construction of the Eastern Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2026, with interest payable semi-annually at 6.8 percent.

     In the third quarter of 1995, the Company issued $22.5 million of industrial revenue bonds to help finance the construction of the Buckhannon, West Virginia, combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant. The bonds are due in a single maturity in 2025, with interest payable semi-annually at 7 percent.

     In the second quarter of 1994, the Company issued $43.5 million of industrial revenue bonds to finance construction of the Eastern Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2024, with interest payable at 7 percent.

     The Company is evaluating potential sites for an additional combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant or a third TimberStrand-Registered Trademark- LSL plant, but has not determined whether or when to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet the ongoing operating and capital expansion needs of the Company. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

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

INDUSTRY, COMPETITION, AND CYCLICALITY

     The Company's engineered lumber products continue to gain market acceptance as high-quality alternatives to traditional solid-sawn lumber products. Through the Company's intensive marketing efforts, builders and other wood users increasingly recognize the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products. The Company believes that this trend will continue well into the future.

     No other company possesses the range of engineered lumber products, the levels of service and technical support, or the second-generation technologies of TimberStrand-Registered Trademark- LSL or Parallam-Registered Trademark- PSL. There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber products. These look-alike products are manufactured using processes similar to the Company's oldest generation technologies.

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

     The Company's operations are strongly influenced by the cyclicality and seasonality of residential construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns. Consistent with the seasonal pattern of the construction industry as a whole, the Company's sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

MARKET AND DIVIDEND INFORMATION

     The Company's stock is traded on the over-the-counter market and is listed with the National Association of Security Dealers Automated Quotations (NASDAQ) under the symbol TJCO.

     The high and low quoted sales prices (closing) and dividends paid per common share for each quarterly period during 1996 and 1995 were as follows:

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

1996                                                   SALES PRICE
                                            ----------------------------------
                                                                                      DIVIDENDS
                                                HIGH                 LOW                PAID
                                            ----------------------------------------------------
First                                          $  18 3/4           $  14 3/4          $  0.055
SECOND                                            19 1/2              15 1/4             0.055
THIRD                                             18                  15 5/8             0.055
FOURTH                                            22 1/2              17 3/4             0.055
------------------------------------------------------------------------------------------------

1995                                                   SALES PRICE
                                            ----------------------------------
                                                                                      DIVIDENDS
                                                HIGH                 LOW                PAID
                                            ----------------------------------------------------
First                                          $  19               $  16 1/4          $  0.055
Second                                            19                  16 1/4             0.055
Third                                             21 1/4              18 1/4             0.055
Fourth                                            19 3/8              15 1/4             0.055

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF TJ INTERNATIONAL, INC.:

     We have audited the accompanying consolidated balance sheets of TJ International, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1996, December 30, 1995, and December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TJ International, Inc. and subsidiaries as of December 28, 1996, December 30, 1995, and December 31, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

Boise, Idaho
January 30, 1997

RESULTS OF QUARTERLY OPERATIONS

Unaudited results of operations by quarter for 1996, 1995, and 1994 are as follows:

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES

QUARTER                                                          FIRST         SECOND          THIRD         FOURTH
--------------------------------------------------------------------------------------------------------------------
1996
SALES                                                       $  111,157     $  155,050     $  179,571     $  131,388
GROSS PROFIT                                                    21,438         39,585         46,933         34,358
NET INCOME (LOSS)                                                  (17)         4,468          7,635          4,089
NET INCOME (LOSS) PER SHARE
     PRIMARY                                                     (0.01)          0.24           0.42           0.22
     FULLY DILUTED                                               (0.01)          0.23           0.40           0.21
                                                            --------------------------------------------------------
1995
Sales                                                       $  109,941     $  123,882     $  137,759     $  113,263
Gross profit                                                    22,884         29,939         30,688         25,147
Income from continuing operations                                1,815          3,047          4,113            766
Loss from discontinued operations                               (1,301)          (461)        (1,699)            --
Loss on disposal of discontinued operations                         --             --             --        (36,191)
Net income (loss)                                                  514          2,586          2,414        (35,425)
Net income (loss) per share
  Income from continuing operations
     Primary                                                      0.09           0.16           0.23           0.03
     Fully diluted                                                0.09           0.15           0.21           0.03
  Loss from discontinued operations
     Primary                                                     (0.07)         (0.02)         (0.10)            --
     Fully diluted                                               (0.07)         (0.02)         (0.09)            --
  Loss on disposal of discontinued
   operations
     Primary                                                        --             --             --          (2.11)
     Fully diluted                                                  --             --             --          (2.11)
  Net income (loss)
     Primary                                                      0.02           0.14           0.13          (2.08)
     Fully diluted                                                0.02           0.13           0.12          (2.08)
                                                            --------------------------------------------------------
1994
Sales                                                       $  118,163     $  128,773     $  136,266     $  112,858
Gross profit                                                    34,999         35,297         35,112         24,308
Income (loss) from continuing operations                         6,335          5,418          5,489           (992)
Income (loss) from discontinued operations                      (3,776)           304         (1,284)        (2,646)
Net income (loss)                                                2,559          5,722          4,205         (3,638)
Net income (loss) per share
  Income (loss) from continuing operations
     Primary                                                      0.35           0.30           0.30          (0.07)
     Fully diluted                                                0.33           0.28           0.29          (0.07)
  Income (loss) from discontinued operations
     Primary                                                     (0.22)          0.02          (0.07)         (0.16)
     Fully diluted                                               (0.20)          0.02          (0.07)         (0.16)
  Net income (loss)
     Primary                                                      0.13           0.32           0.23          (0.23)
     Fully diluted                                                0.13           0.30           0.22          (0.23)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Per share calculations are based on the average common shares outstanding for each period presented. Accordingly, the total of the per share figures for the quarters may not equal the per share figures reported for the year.


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
DOLLAR AMOUNTS IN THOUSANDS

                                                         DECEMBER 28, 1996      December 30, 1995       December 31, 1994
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and cash equivalents                                       $  36,801              $  19,715              $  57,764
  Marketable securities                                                  --                     --                 16,084
  Receivables, less allowances of $451, $384, and
     $585, respectively                                              73,893                 28,754                 38,462
  Inventories                                                        51,549                 38,560                 30,968
  Deferred income taxes                                               4,985                 11,607                  5,803
  Other                                                               4,756                  6,036                  2,798
  Net assets from discontinued operations                                --                     --                 54,419
                                                               -----------------------------------------------------------
                                                                    171,984                104,672                206,298
Property
  Land                                                               11,698                 11,682                 11,569
  Buildings and leasehold improvements                              104,203                 99,232                 79,740
  Machinery, equipment, and other                                   450,702                440,634                363,155
  Accumulated depreciation                                         (184,504)              (149,069)              (124,328)
                                                               -----------------------------------------------------------
                                                                    382,099                402,479                330,136

Goodwill                                                             20,540                 21,580                 21,926
Unexpended bond funds                                                    --                    117                 11,550
Deferred income taxes                                                 8,846                  5,088                     --
Other assets                                                         16,346                 12,374                 14,999
                                                               -----------------------------------------------------------
                                                                 $  599,815             $  546,310             $  584,909
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                                       $  --               $  2,994               $  6,358
  Current portion of long-term debt                                      --                    340                    570
  Accounts payable                                                   23,113                 23,746                 24,195
  Accrued liabilities                                                37,286                 24,237                 22,714
                                                               -----------------------------------------------------------
                                                                     60,399                 51,317                 53,837

Long-term debt, excluding current portion                            88,140                 89,440                102,280
Deferred income taxes                                                    --                     --                  8,092
Other long-term liabilities                                           6,050                  8,597                  9,116
Discontinued operations (note 2)                                     21,970                  5,755                     --

Minority interest in Partnership                                    195,186                181,057                171,026

Stockholders' equity
  ESOP Convertible Preferred Stock, issued 1,162,914,
     1,185,933, and 1,249,582 shares, respectively                   13,721                 13,992                 14,744
  Guaranteed ESOP benefit                                            (9,204)               (10,382)               (12,100)
  Common stock, issued 17,500,896,
     17,131,758, and 16,915,536 shares, respectively                 17,501                 17,132                 16,916
  Paid-in capital                                                   145,583                140,384                138,003
  Retained earnings                                                  63,249                 51,808                 86,355
  Cumulative translation adjustment                                  (2,780)                (2,790)                (3,360)
                                                               -----------------------------------------------------------
                                                                    228,070                210,144                240,558
                                                               -----------------------------------------------------------
                                                                 $  599,815             $  546,310             $  584,909

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED DECEMBER 28,1996 (dollar amounts in thousands except per share figures)

                                                                       1996                   1995                   1994
--------------------------------------------------------------------------------------------------------------------------
Sales                                                            $  577,166             $  484,845             $  496,060
                                                               -----------------------------------------------------------
Costs and expenses
  Cost of sales                                                     434,852                376,187                366,344
  Selling expenses                                                   61,270                 53,675                 51,851
  Administrative expenses                                            26,595                 24,641                 27,466
                                                               -----------------------------------------------------------
                                                                    522,717                454,503                445,661
                                                               -----------------------------------------------------------
Income from operations                                               54,449                 30,342                 50,399
Investment income, net                                                1,593                  2,209                  2,282
Interest expense                                                     (6,328)                  (631)                    --
Minority interest in Partnership                                    (23,956)               (16,376)               (26,848)
                                                               -----------------------------------------------------------
Income from continuing operations before
  income taxes                                                       25,758                 15,544                 25,833
Income taxes                                                          9,583                  5,803                  9,583
                                                               -----------------------------------------------------------
Income from continuing operations                                    16,175                  9,741                 16,250
                                                               -----------------------------------------------------------
Discontinued operations
  Loss from discontinued operations
      (net of tax benefit of $2,171 and $1,855,
     1995 and 1994, respectively)                                        --                 (3,461)                (7,402)
  Loss on disposal of discontinued operations
      (net of tax benefit of $23,718)                                    --                (36,191)                    --
                                                               -----------------------------------------------------------
Net Income (loss)                                                $   16,175             $  (29,911)            $    8,848
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------
Net income (loss) per share
  Income from continuing operations
     Primary                                                     $     0.86             $     0.51             $     0.88
     Fully Diluted                                               $     0.82             $     0.48             $     0.83
  Loss from discontinued operations
     Primary                                                             --                  (0.20)                 (0.42)
     Fully Diluted                                                       --                  (0.17)                 (0.39)
  Loss on disposal of discontinued operations
     Primary                                                             --                  (2.11)                    --
     Fully Diluted                                                       --                  (2.11)                    --
  Net income (loss)
                                                               -----------------------------------------------------------
     Primary                                                     $     0.86             $    (1.80)            $     0.46
                                                               -----------------------------------------------------------

     Fully Diluted                                               $     0.82             $    (1.80)            $     0.44
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------
Weighted average number of common shares
  outstanding during the periods
     Primary                                                         17,679                 17,132                 17,354
                                                               -----------------------------------------------------------
     Fully Diluted                                                   18,861                 17,132                 18,635
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED DECEMBER 28, 1996 (amounts in thousands)

                                                                 Guaranteed                                            Cumulative
                                                    Preferred          ESOP        Common       Paid-In     Retained   Translation
                                                        Stock       Benefit         Stock       Capital     Earnings   Adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                             $  14,859    $  (12,390)    $  16,738    $  135,727    $  82,139    $  (2,332)
Net Income                                                  --            --            --            --        8,848           --
Cash dividends declared:
   Common stock                                             --            --            --            --       (3,712)          --
   Preferred stock, net of tax                              --            --            --            --         (920)          --
Stock options exercised,
   net of tax                                               --            --           177         2,227           --           --
Other                                                     (115)          290             1            49           --       (1,028)
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 1994                              14,744       (12,100)       16,916       138,003       86,355       (3,360)

Net Loss                                                    --            --            --            --      (29,911)          --
Cash dividends declared:
   Common stock                                             --            --            --            --       (3,754)          --
   Preferred stock, net of tax                              --            --            --            --         (882)          --
Stock options exercised,
   net of tax                                               --            --           178         1,549           --           --
Other                                                     (752)        1,718            38           832           --          570
                                          ------------------------------------------------------------------------------------------
Balance, December 30, 1995                              13,992       (10,382)       17,132       140,384       51,808       (2,790)

NET INCOME                                                  --            --            --            --       16,175           --
CASH DIVIDENDS DECLARED:
   COMMON STOCK                                             --            --            --            --       (3,811)          --
   PREFERRED STOCK, NET OF TAX                              --            --            --            --         (923)          --
STOCK OPTIONS EXERCISED,
   NET OF TAX                                               --            --           230         2,968           --           --
401(K) COMPANY MATCH                                        --            --           125         2,165           --           --
OTHER                                                     (271)        1,178            14            66           --           10
                                          ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1996                           $  13,721     $  (9,204)    $  17,501    $  145,583    $  63,249    $  (2,780)
                                          ------------------------------------------------------------------------------------------
                                          ------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
FOR THE THREE YEARS ENDED DECEMBER 28, 1996 (amounts in thousands)
This statement has not been restated for discontinued operations.

                                                                      1996                   1995                    1994
                                                               -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  16,175             $  (29,911)            $    8,848
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Discontinued operations charge                                      --                 36,191                     --
     Depreciation and amortization                                   39,591                 33,236                 28,343
     Minority interest in partnerships                               23,956                 16,376                 27,003
     Deferred income taxes                                            9,583                  4,433                    813
     Other, net                                                       2,290                  1,082                    (89)
  Change in working capital items:
     Receivables                                                    (45,139)                 9,039                 13,574
     Inventories                                                    (12,989)                (1,401)                (5,086)
     Other current assets                                             1,280                    118                  1,542
     Accounts payable and accrued liabilities                         5,826                   (766)                 2,674
  Other, net                                                         (3,868)                (4,205)                (4,716)
                                                               -----------------------------------------------------------
  Net cash provided from operating activities                     $  36,705             $   64,192             $   72,906
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            $ (19,056)            $ (105,672)            $ (152,363)
  Proceeds from the sale of discontinued operations                  24,035                     --                     --
  Payments of discontinued operations liabilities                   (10,733)                    --                     --
  Decrease (increase) in unexpended bond funds                          117                 11,433                (11,550)
  Sales (purchases) of marketable securities                             --                 16,084                 (9,080)
  Other, net                                                          2,357                  2,316                    670
                                                               -----------------------------------------------------------
  Net cash provided by (used in) investing activities             $  (3,280)            $  (75,839)            $ (172,323)
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock                             $  (3,791)            $   (3,742)            $   (3,702)
  Cash dividends paid on preferred stock                                 --                 (1,263)                (1,331)
  Minority partners capital contributions                                --                     --                 49,000
  Minority partners tax distributions                                (7,960)                (7,522)               (12,042)
  Net repayments under lines of credit                               (2,994)                  (759)                  (254)
  Proceeds from the issuance of long-term debt                        5,740                 22,500                 78,500
  Principal payments of long-term debt                               (7,380)               (35,650)               (18,919)
  Other, net                                                             46                    171                 (1,176)
                                                               -----------------------------------------------------------
  Net cash provided by (used in) financing activities             $ (16,339)            $  (26,265)            $   90,076
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and
     cash equivalents                                             $  17,086             $  (37,912)            $   (9,341)

  Cash and cash equivalents at beginning of year                     19,715                 57,627                 66,968
                                                               -----------------------------------------------------------

  Cash and cash equivalents at end of year                        $  36,801             $   19,715             $   57,627
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest, net of amounts capitalized                         $   6,084             $      634             $       --
     Income taxes                                                 $      --             $    1,392             $    6,463


--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

A cash balance of $(137) in 1994 has been reflected in net assets from discontinued operations on the balance sheet.
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL
     The consolidated financial statements include the accounts of the Company and subsidiaries, including the Company's 51-percent interest in Trus Joist MacMillan a Limited Partnership (TJM). All significant inter-company balances and transactions have been eliminated. Certain components of the accompanying balance sheets and statements of income require estimates made by management. Actual results could differ from those estimates.

FISCAL YEAR
     The Company's 52/53-week fiscal year ends on the Saturday closest to December 31 of each year. The additional week, which occurs approximately every fifth year, does not materially affect the comparability of operations between years.

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

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
     The Company considers cash on hand, cash in banks, and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These assets are recorded at cost, which approximates fair market value, and totaled $36,801,000 at December 28, 1996, $19,715,000 at December 30, 1995, and $57,764,000 at December 31, 1994. Marketable securities include tax-exempt municipal bonds and preferred stocks. These securities are recorded at cost, which approximates fair market value based on quoted market prices.

INVENTORIES
     Inventories are valued at the lower of cost or market and include material, labor, and production overhead costs. Inventories consisted of the following:

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

                                   DECEMBER 28, 1996      December 30, 1995       December 31, 1994
                                   -----------------------------------------------------------------
Finished goods                             $  38,278              $  25,882               $  21,099
Raw materials                                 13,271                 14,657                  15,131
                                   -----------------------------------------------------------------
                                              51,549                 40,539                  36,230
Reduction to LIFO cost                            --                 (1,979)                 (5,262)
                                   -----------------------------------------------------------------
                                           $  51,549              $  38,560               $  30,968

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


     The Last-In, First-Out (LIFO) method is used in determining the cost of lumber, veneer, Microllam-Registered Trademark- LVL, TJI-Registered Trademark-joists, and open-web trusses. Approximately 49 percent of total inventories at the end of 1996, 49 percent of total inventories at the end of 1995, and 53 percent of total inventories at the end of 1994 were valued using the LIFO method of inventory valuation. The First-In, First-Out (FIFO) method of inventory valuation was used to value all remaining inventory. At December 28, 1996, the LIFO valuation approximated the FIFO valuation.

PROPERTY
     Property and equipment are recorded at cost. Additions, betterments, and replacements of major units of property are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred and approximated $26,607,000 in 1996, $20,377,000 in 1995, and $17,931,000 in 1994. The net book value of property sold or retired is removed from the asset and related depreciation accounts, and any resulting gain or loss is included in income.

     The provision for depreciation on certain Microllam-Registered Trademark-LVL, Parallam-Registered Trademark- PSL, and TimberStrand-Registered Trademark-LSL manufacturing equipment is computed on the units-of-production method. Virtually all other property and equipment is depreciated on the straight-line method. Estimated useful lives of the principal items of property and equipment range from three to 30 years.

CAPITALIZED INTEREST
     The Company capitalizes interest on qualifying assets. There was no capitalization of interest in 1996. Interest expense and income capitalized into property and equipment were $6,838,000 and $336,000 in 1995 and $5,259,000 and $464,000 in 1994, respectively.

RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $3,221,000 in 1996, $2,262,000 in 1995, and $3,309,000 in 1994.

RECLASSIFICATIONS
     Certain reclassifications have been made, none of which affected net income
(loss), to conform prior years' information to the current year's presentation.

NET INCOME PER SHARE
     Primary net income (loss) per common share is based on net income (loss) adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents, if dilutive. Fully diluted net income per common share assumes conversion of the Employee Stock Ownership Plan
(ESOP) convertible preferred stock (ESOP preferred stock) into common stock at the beginning of the year. Fully diluted net loss per share for 1995 is the same as primary net loss per share since the effect of the assumed conversion of the ESOP preferred stock is anti-dilutive. Primary and fully diluted net income
(loss) were calculated as follows:

PRIMARY AND FULLY DILUTED NET INCOME

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

                                                                       1996                   1995                   1994
                                                               -----------------------------------------------------------
Net income from continuing operations                             $  16,175              $   9,741              $  16,250
Preferred stock dividends, net of related tax benefits                 (949)                  (899)                  (920)
                                                               -----------------------------------------------------------
Primary net income from continuing operations                        15,226                  8,842                 15,330
                                                               -----------------------------------------------------------
Loss from discontinued operations                                        --                 (3,461)                (7,402)
Loss from disposal of discontinued operations                            --                (36,191)                    --
                                                               -----------------------------------------------------------
Primary net income (loss)                                         $  15,226              $ (30,810)             $   7,928
                                                               -----------------------------------------------------------

Net income from continuing operations                             $  16,175              $   9,741              $  16,250
Additional ESOP contribution payable upon
  assumed conversion of ESOP preferred stock,
  net of related tax benefits                                          (711)                  (677)                  (720)
                                                               -----------------------------------------------------------
Fully diluted income from continuing operations                      15,464                  9,064                 15,530
                                                               -----------------------------------------------------------
Loss from discontinued operations                                        --                 (3,461)                (7,402)
Loss from disposal of discontinued operations                            --                (36,191)                    --
                                                               -----------------------------------------------------------
Fully diluted net income (loss)                                   $  15,464              $ (30,588)             $   8,128
                                                               -----------------------------------------------------------

Weighted average shares outstanding
  Primary                                                            17,679                 17,132                 17,354
  Fully diluted                                                      18,861                 17,132                 18,635

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

PARTNERSHIP
     On September 29, 1991, the Company and MacMillan Bloedel of America, Inc.
(MBA), a wholly owned subsidiary of MacMillan Bloedel Limited (MB), formed TJM.

     The Company contributed all of its North American engineered lumber technology, manufacturing facilities, and its sales and marketing organization for a 51-percent interest in TJM. MBA and MB contributed all of their North American engineered lumber technology and manufacturing facilities for a 49-percent interest in TJM. The Company, MBA, and MB also contributed all patents and trademarks relating to their combined engineered lumber business.

     Goodwill recognized in the transaction is being amortized using the straight-line method over 25 years. As of December 28, 1996, a total of $5,460,000 of this goodwill has been amortized. Goodwill expense was $1,040,000 each year in 1996, 1995, and 1994.

MINORITY INTEREST IN PARTNERSHIP
     The Company has a 51-percent interest in TJM. Income and losses through December 28,1996, are allocated on a formula basis as agreed to by the partners and in accordance with the Partnership agreements. As a result, the minority owners of the Partnership were allocated $23,956,000 of income in 1996, $16,376,000 of income in 1995, and $26,848,000 of income in 1994. These allocations are reflected as Minority interest in Partnership in the Consolidated Statements of Income. The minority partner's interest in the Partnership-accumulated equity is included in the Consolidated Balance Sheets as Minority interest in Partnership.


2    DISCONTINUED OPERATIONS

     The Company completed its plan to divest of its window segment in 1996. Effective July 1, 1996, all of the remaining window operation assets owned by the Company's Norco Windows subsidiary were sold to JELD-WEN, Inc. Net-cash proceeds from the sale were approximately $24 million. The Company retained all of the operating and contingent liabilities of the window segment, and management believes that existing reserves are adequate to satisfy all of the remaining liabilities. This divestiture will allow the Company to devote all of its resources towards its Engineered Lumber segment. All of the Company's window operations have been reflected in the accompanying financial statements as Discontinued Operations for all periods presented.

     Sales from these discontinued operations were $32,212,000 in 1996, $95,569,000 in 1995, and $122,617,000 in 1994. There have been no allocations of corporate overhead interest expense to discontinued operations in the accompanying financial statements.

     The components of net assets (liabilities) from discontinued operations included in the Consolidated Balance Sheets are as follows:

NET ASSETS (LIABILITIES) FROM DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

End of Year:                                                           1996                   1995                   1994
                                                               -----------------------------------------------------------
Accounts receivable                                                      --              $   6,921              $  10,695

Inventories                                                              --                 11,488                 25,644
Property, plant, and equipment                                           --                 14,108                 20,443
Costs in excess of fair value of net assets acquired                     --                     --                 26,963
Accounts payable and accrued liabilities                             (4,438)               (17,981)                (8,853)
Other liabilities                                                   (17,532)               (20,291)               (20,473)
                                                               -----------------------------------------------------------
Net assets (liabilities)                                         $  (21,970)             $  (5,755)             $  54,419
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

3    DEBT

     At year-end, the Company has available unsecured, committed lines of credit totaling $13,657,000 with foreign and domestic banks. The interest rate on any loan, determined at the time of the borrowing, would not exceed the lending bank's prevailing prime rate. Arrangements with the domestic banks provide for a commitment fee of .25 percent. At December 28, 1996, there were no borrowings under these agreements. At December 30, 1995, and December 31, 1994, there was $2,994,000 at 6.3 percent and $6,358,000 at 6.5 percent, respectively, borrowed under similar arrangements.

     The Company has a $150 million Revolving Credit Facility (the Credit Facility) provided by a syndicate of banks. The Credit Facility provides several interest rate options, none of which exceeds prime, and matures on November 15, 2001. At December 28, 1996, there were no borrowings under this facility.

     During 1996, $5,740,000 of industrial revenue bonds were issued to finance final stages of construction of a TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky. These bonds have a fixed interest rate of 6.8 percent, provide for semi-annual interest payments, with the principal due in 2026. These bonds are unsecured.

     During 1995, $22,500,000 of industrial revenue bonds were issued to finance the construction of a combination Microllam-Registered Trademark- LVL/Parallam-Registered Trademark- PSL manufacturing plant near Buckhannon, West Virginia. These bonds have a fixed interest rate of 7.0 percent, provide for semi-annual interest payments, with the principle due in 2025, and are unsecured. During 1994, $43,500,000 of industrial revenue bonds were issued to finance the construction of a TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky. The bonds also have a fixed interest rate of 7.0 percent, provide for semi-annual interest payments, with the principal due in 2024, and are unsecured.

     All of the industrial revenue variable-rate demand bonds are secured by the property and equipment acquired with the bond proceeds. At December 28, 1996, the cost of such property and equipment was approximately $16,400,000. The Company's variable rate demand bonds are supported by irrevocable letters of credit. These letters of credit, together with the Company's Credit Facility, allow the Company to borrow for periods in excess of one year, if drawn upon to repay bondholders.

     The debt agreements contain various customary financial covenants, all of which the Company is in compliance with at December 28, 1996. Under the most restrictive of these agreements, retained earnings available for cash dividends at December 28, 1996, were $70,792,000. Debt is recorded at cost, net of any discount or premium, which approximates fair market value based on borrowing rates currently available to the Company for debt with similar terms and maturities.

     Long-term debt consisted of the following:

LONG-TERM DEBT

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS
                                                        DECEMBER 28, 1996       December 30, 1995       December 31, 1994
                                                      --------------------------------------------------------------------
Borrowings under the Credit Facility                             $     --               $      --               $  35,000
Industrial revenue bonds, 6.98% weighted
  average interest rate during 1996, payable
  in varying amounts from 2024 through 2026                        71,740                  73,380                  51,450
Industrial revenue variable-rate demand bonds,
  interest rates established weekly, 3.70%
  weighted average during 1996, $10,000,000
  payable in 2000, and $6,400,000 payable
  in 2009                                                          16,400                  16,400                  16,400
                                                      --------------------------------------------------------------------
                                                                   88,140                  89,780                 102,850
Less current portion                                                   --                    (340)                   (570)
                                                      --------------------------------------------------------------------
                                                                $  88,140               $  89,440               $ 102,280
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

4    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

                                                        DECEMBER 28, 1996       December 30, 1995       December 31, 1994
                                                      --------------------------------------------------------------------
Salaries, wages, and commissions                                 $  4,328                $  3,092                $  2,310

Retirement plans and other associate benefits                      13,750                  10,525                  11,064
Marketing incentives                                                8,216                   4,439                      --
Other                                                              10,992                   6,181                   9,340
                                                      --------------------------------------------------------------------
                                                                $  37,286               $  24,237               $  22,714

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

5    INCOME TAXES

Income tax information has not been restated to exclude discontinued operations in 1994. Income (loss) before income taxes and income taxes (benefits) include the following:

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

                                                                       1996                   1995                   1994
                                                               -----------------------------------------------------------
Income (loss) before income taxes
  U.S.                                                            $  23,194              $  20,947              $  23,249
  Canada                                                              2,564                 (5,403)                (6,673)
                                                               -----------------------------------------------------------
                                                                  $  25,758              $  15,544              $  16,576
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------
Income taxes (benefits)
  Current income taxes
     U.S. federal                                                 $      --              $   1,370              $   5,957
     U.S. state                                                          --                     --                  1,780
     Canada                                                              --                     --                   (822)
                                                               -----------------------------------------------------------
                                                                         --                  1,370                  6,915
                                                               -----------------------------------------------------------
  Deferred income taxes
     U.S. federal                                                     7,073                  5,452                    659
     U.S. state                                                       1,484                    993                   (329)
     Canada                                                           1,026                 (2,012)                   483
                                                               -----------------------------------------------------------
                                                                      9,583                  4,433                    813
                                                               -----------------------------------------------------------
                                                                  $   9,583              $   5,803              $   7,728
                                                               -----------------------------------------------------------
                                                               -----------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

The Company's effective income tax rate varied from the U.S. federal statutory income tax rate for the following reasons:

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

                                                                               1996                   1995           1994
                                                               -----------------------------------------------------------
U.S. federal statutory income tax rate                              $  9,015          35.0%           35.0%          35.0%
Reversal of excess tax reserves provided in prior years                   --            --            (1.8)          (4.2)
Foreign income (losses) at different rates                               302           1.2            (4.5)          12.0
State income taxes, net of federal effect                              1,072           4.2             6.6            5.7
Other items                                                             (806)         (3.2)            2.0           (1.9)
                                                               -----------------------------------------------------------
Effective income tax rate                                           $  9,583          37.2%           37.3%          46.6%
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

The deferred tax liabilities and assets included in the Consolidated Balance Sheets, computed under Statement No. 109, are comprised of the following:

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

                                                        DECEMBER 28, 1996       December 30, 1995       December 31, 1994
                                                      --------------------------------------------------------------------
Tax in excess of book depreciation                             $  (27,101)             $  (18,090)             $  (13,881)
Other                                                              (7,330)                 (7,851)                 (2,655)
                                                      --------------------------------------------------------------------
Total deferred tax liabilities                                    (34,431)                (25,941)                (16,536)

Reserves not yet deductible for tax purposes                        2,370                   1,352                   6,686
Net operating loss carryforwards                                   13,062                   5,652                   2,408
Alternative minimum tax credit carryforward                         4,279                   5,436                   4,106
Reserves and operating losses related to
  discontinued operations                                          19,740                  25,889                      --
Other                                                               8,811                   4,307                   2,249
                                                      --------------------------------------------------------------------
Total deferred tax assets                                          48,262                  42,636                  15,449
Less valuation allowances                                              --                      --                  (1,202)
                                                      --------------------------------------------------------------------
                                                               $   13,831              $   16,695              $   (2,289)
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------
Classified as:

    Deferred income taxes -- current assets                    $    4,985              $   11,607              $    5,803
    Deferred income taxes -- long-term
     assets (liabilities)                                           8,846                   5,088                  (8,092)
                                                      --------------------------------------------------------------------
                                                               $   13,831              $   16,695              $   (2,289)
                                                      --------------------------------------------------------------------
                                                      --------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

The Company's alternative minimum tax credits of $4,279,000 at December 28, 1996, are available indefinitely. Net operating loss carryforwards, which expire in 1998 through 2010, are expected to be fully utilized based on forecasted conditions and various tax-planning strategies.


6    RETIREMENT PLANS AND INCENTIVE  BONUS PROGRAMS

     Most of the Company's employees are covered under defined contribution retirement plans which includes participation in the Company's ESOP and 401(k) plan. Benefits under these plans are limited to each individual's fund balances.

     In September 1990, the ESOP borrowed $15 million at a 9-percent interest rate from the Company. This term loan matures on March 31, 2011, and has no prepayment penalties. Proceeds from the loan were used by the ESOP to purchase 1,269,842 shares of newly issued ESOP preferred stock from the Company. The ESOP preferred stock is described in Note 7.

     In connection with the above transactions, the Company has guaranteed that over the term of the loan, it will make sufficient contributions to the ESOP to allow the ESOP to repay the loan to the Company. This guarantee has been recorded as Guaranteed ESOP benefit in Stockholders' Equity. The Company's annual contributions to the ESOP are based on a formula. The contributions, together with all dividends on the ESOP preferred shares, will be used by the ESOP to make the necessary interest payments and any principal prepayments. With each loan payment, a portion of the ESOP preferred stock is released and allocated to the employees' accounts in the ESOP. The Guaranteed ESOP benefit is amortized based on the shares allocated method of calculating expense. The annual expense associated with the ESOP was approximately $1,022,000 in 1996, $1,153,000 in 1995, and $676,000 in 1994.

     The Company matches certain contributions of participating associates to its retirement plans. Contributions to these plans were approximately $13,445,000 in 1996, $11,130,000 in 1995, and $11,361,000 in 1994, of which approximately 49 percent, 57 percent, and 57 percent, respectively, resulted from contributions made under the compensation reduction agreement provision of the plans.

     Substantially all of the Company's officers and key employees participate in incentive bonus programs which are based on formulas or are discretionary. Amounts charged to income under the programs were approximately $2,361,000 in 1996, $1,259,000 in 1995, and $2,129,000 in 1994.

7    STOCKHOLDERS' EQUITY

     At December 28, 1996, there were 200,000,000 shares of common stock ($1.00 par value) and 10,000,000 shares of preferred stock ($1.00 par value) authorized. In September 1990, the Company issued 1,269,842 shares of $1.00 par value ESOP preferred stock at $11.8125 per share (liquidation preference) to the ESOP. Each share of the ESOP preferred stock is convertible into the Company's common stock at the higher of the liquidation preference or the fair market value of the underlying common stock. The Company has the option to satisfy any conversion in cash, common stock, or any combination thereof. The ESOP preferred stock has voting rights equal to one vote per share and is entitled to preferential dividends of $1.065 per share each year. The ESOP preferred stock is redeemable at the Company's option under certain circumstances.

     Effective April 1996, the Company's Board of Directors (the Board) approved the funding of the Company's 401(k) matching contributions by issuance of authorized but previously unissued common stock. Prior to that date, such matching contributions were made in cash.

     In December 1996, the Board approved a new stock-option plan, which will be voted on by the stockholders at the Company's annual meeting of stockholders in May 1997. Under terms of this plan, incentive stock options (ISOs) and nonstatutory options (NSOs) may be issued at an exercise price of not less than the fair market value of the stock on the date of grant. The ISOs become exercisable three years after date of grant and the NSOs in 33.3 percent annual installments commencing one year after date of grant. In December 1996, subject to approval of the stock-option plan by the stockholders, the Board granted NSOs to purchase 675,000 shares of the Company's common stock to officers and key associates, with an exercise price of $21.375 per share.

     In order to partially mitigate the potential dilutive effect of the 1996 stock-option plan, in December 1996, the Board also authorized a program to repurchase up to $15,000,000 of the Company's common stock at market price. The stock repurchase commenced in February 1997, after release of the Company's 1996 year-end earnings.

     The Company also has four previously approved stock-option plans in effect for officers and key associates. Under terms of these plans, which have been approved by the Company's stockholders, ISOs may be issued at an exercise price of not less than the fair market value of the stock on the date of grant and NSOs may be issued at a $1.00 exercise price. The ISOs become exercisable three years after the date of the grant, and, depending on Board determination at the time of the grant, the NSOs either become exercisable three years after date of grant or in 20 percent annual installments commencing five years after date of grant.

     At December 28, 1996, a total of 46,700 ISOs and 1,288,145 NSOs were outstanding, and 2,319,000 shares were reserved for issuance under all the stock-option plans. Outstanding options and exercise prices are adjusted to reflect any stock splits and stock dividends. All unexercised options expire 10 years after date of grant. For NSOs, the excess of the fair market value over the exercise price on date of grant is accrued ratably as compensation expense from the date of grant to the exercisable date. No accounting entries are made for ISOs until they are exercised.

     In 1989, The Company issued common stock purchase rights (rights) to each stockholder. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of common stock. With certain exceptions, if the Company is thereafter involved in a merger or other business combination, the rights permit each holder, other than the person or group that triggered the rights, to purchase common stock of the surviving company at 50 percent of its market value. The rights expire in September 1999, are non-voting, and may be redeemed by the Company at $.005 per right. In connection with these rights, the Board has reserved for issuance the same number of shares as are outstanding at any point in time.

     Total compensation expenses recognized from the Company's various stock-option plans were $1,535,000, $987,000, and $1,993,000 in 1996, 1995, and 1994,
respectively. The Company has elected not to adopt Statement 123 issued by the Financial Accounting Standards Board; however, Company financial performance would not have been materially different had the Statement been adopted in 1995 or in 1996. Stock-option transactions are summarized as follows:

STOCK-OPTION TRANSACTIONS

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                                                                       1996                   1995                   1994
                                                            --------------------------------------------------------------
Number of Option Shares
  Granted                                                           867,700                 98,400                107,900
  Became exercisable                                                168,118                146,475                255,732
  Exercised                                                         230,470                178,418                177,406
  Canceled                                                           57,947                 21,025                124,635
  Outstanding at end of year                                      1,334,845                755,562                856,605
  Exercisable at end of year                                        132,778                195,130                227,073
Option Price Range (per share)
  Granted                                                    $1.00 - 21.375              $    1.00              $    1.00
  Exercised                                                      .25 - 9.38               .25-9.38               .25-9.38
  Outstanding at end of year                                   .50 - 21.375               .25-9.38               .25-9.38

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

8    LEASES

     Basic or minimum rental expenses for operating and month-to-month leases amounted to $3,985,000 in 1996, $2,990,000 in 1995, and $3,211,000 in 1994.

     The Company has various operating leases with initial or remaining terms of more than one year. These leases have minimum lease payment requirements of $2,710,000 in 1997, $1,820,000 in 1998, $1,329,000 in 1999, $597,000 in 2000,
and $566,000 in 2001. In addition to minimum rentals, certain lease agreements provide for usage charges and cost-of-living increases. Lease agreements related to real property have fixed payment terms based upon the lapse of time.

     Certain lease agreements provide the Company with the option to purchase the leased property at the end of the lease term at approximately fair market value. Additionally, certain lease agreements contain renewal options of up to three years with substantially the same terms.


9    RELATED-PARTY TRANSACTIONS

     TJM sells to MacMillan Bloedel Building Materials (MBBM), a division of MB, on terms comparable to other Company distributors. Sales to MBBM were $168,500,000, $116,900,000, and $116,500,000 in 1996, 1995, and 1994,
respectively. Accounts receivable from MBBM were: $16,658,000 at December 28, 1996; $7,163,000 at December 30, 1995; and $2,188,000 at December 31, 1994.
Amounts due from MBBM are included in receivables in the accompanying Consolidated Balance Sheets.

     MB provides certain technological and research assistance and computer services support to TJM. Amounts incurred under this arrangement with MB were $1,741,000, $1,658,000, and $1,959,000 for 1996, 1995, and 1994, respectively.

     Quarterly, the Partnership makes cash distributions to the Partners in lieu of state and federal income taxes. Payments of $7,960,000, $6,387,000, and $10,471,000 were made to MBA in 1996, 1995, and 1994, respectively.

     Certain employees who perform services for TJM at the former MB facilities remain on the payroll of MB. The Partnership Agreement provides that MB will be reimbursed for its actual payroll and related benefit costs relating to these employees. Payroll reimbursements to MB for 1996, 1995, and 1994 were $5,756,000, $4,925,000, and $4,290,000, respectively. Total payables to MB and MBA for such services and tax distributions at December 28, 1996, December 30, 1995, and December 31, 1994, were $2,745,000, $844,000, and $1,649,000, respectively, and are included in accounts payable in the accompanying Consolidated Balance Sheets.

10   GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

     The primary business of the Company is the manufacture and marketing of specialty building products for buildings in the residential and light-construction industries. More than 90 percent of the Company's sales are derived from this activity.

     The Company operates primarily in two countries, the United States and Canada; the majority of all sales are made domestically in those countries. Geographic information about the Company's operations for the three years ended December 28,1996, is as follows:


--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
EXPRESSED IN THOUSANDS

                                                              United States                 Canada           Consolidated
                                                            --------------------------------------------------------------
1996
  SALES TO UNAFFILIATED CUSTOMERS                                $  528,692              $  48,474             $  577,166
  INCOME FROM OPERATIONS                                             50,945                  3,504                 54,449
  IDENTIFIABLE ASSETS                                               566,710                 33,105                599,815
                                                            --------------------------------------------------------------
1995
  Sales to unaffiliated customers                                $  444,267              $  40,578             $  484,845
  Income (loss) from operations                                      34,636                 (4,294)                30,342
  Identifiable assets                                               515,153                 31,157                546,310
                                                            --------------------------------------------------------------
1994
  Sales to unaffiliated customers                                $  446,651              $  49,409             $  496,060
  Income (loss) from operations                                      50,799                   (400)                50,399
  Identifiable assets, excluding discontinued
  operations                                                        495,193                 35,297                530,490
                                                            --------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

     Certain products are transferred between the United States and Canada for further manufacture and marketing; these transfers between geographic areas totaled approximately $43,923,000 in 1996, $26,840,000 in 1995, and $25,115,000
in 1994. The transfer price is approximately the same price charged to similar customers.

     The Partnership has a strategic alliance with Weyerhaeuser Company's Building Materials Distribution Division. The arrangement allows the Partnership to expand its distribution network through Weyerhaeuser's customer service centers. Additionally, there are certain supply agreements, whereby the Partnership procures raw materials such as veneer and oriented strand board from Weyerhaeuser. Total sales to Weyerhaeuser for the years ended December 28, 1996, December 30, 1995, and December 31, 1994, were $188,000,000, $146,200,000, and $101,000,000, respectively.