Form 10-Q
period 1997-03-29
TJ INTERNATIONAL INC
filed 1997-05-13
CIK 99974

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                                   Form 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934.


For Quarter Ended MARCH 29, 1997                Commission file number 0-7469



                            TJ INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                   82-0250992
-------------------------------------   --------------------------------------
  State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification No.)



         200 E. Mallard Drive
            BOISE, IDAHO                                  83706
-------------------------------------   --------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code            (208) 364-3300
                                                            ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      MAY 2, 1997, 17,676,737 SHARES OF $1 PAR VALUE COMMON STOCK.

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

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year ending January 3, 1997.

                           TJ INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                     (AMOUNTS IN THOUSANDS)

                                                           MARCH 29,    DECEMBER 28,     MARCH 30,
ASSETS                                                       1997          1996           1996
  Current assets
      Cash and cash equivalents                            $  21,516     $  36,801       $   4,503
      Receivables, less allowances of
        $447, $451 and $385                                  103,866        73,893          33,724
      Inventories                                             51,644        51,549          46,580
      Other                                                   11,545         9,741          18,377
                                                           ---------     ---------       ---------
                                                             188,571       171,984         103,184
  Property
      Property and equipment                                 572,124       566,603         558,237
      Less - Accumulated depreciation                       (192,835)     (184,504)       (156,788)
                                                           ---------     ---------       ---------
                                                             379,289       382,099         401,449

  Goodwill                                                    20,280        20,540          21,320
  Other assets                                                23,133        25,192          16,342
                                                           ---------     ---------       ---------
                                                           $ 611,273     $ 599,815       $ 542,295
                                                           ---------     ---------       ---------
                                                           ---------     ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
      Notes payable                                            2,505     $    --             3,197
      Current portion of long-term debt                         --            --               340
      Accounts payable                                        36,434        23,113          22,646
      Accrued liabilities                                     32,535        37,286          21,765
                                                           ---------     ---------       ---------
                                                              71,474        60,399          47,948

  Long-term debt, excluding current portion                   88,140        88,140          89,440
  Other long-term liabilities                                  6,050         6,050          10,517
  Reserve for discontinued  operations                        20,757        21,970           4,232

  Minority interest in Partnership                           199,742       195,186         181,107

  Stockholders' equity
      ESOP Convertible Preferred Stock, $1.00 par             13,698        13,721          13,918
        value, authorized 10,000,000 shares,
        issued 1,160,993, 1,162,914, and 1,179,659
      Guaranteed ESOP Benefit                                 (9,204)       (9,204)        (10,382)
      Common stock, $1.00 par value, authorized
         200,000,000 shares, issued 17,654,009,
             17,500,896, and 17,154,596                       17,654        17,501          17,155
      Paid-in capital                                        148,558       145,583         140,623
      Retained earnings                                       67,546        63,249          50,614
      Other                                                   (1,663)         --              --
      Cumulative translation adjustment                       (3,179)       (2,780)         (2,877)
      Treasury stock, 419,300, shares, at cost                (8,300)         --              --
                                                           ---------     ---------       ---------
                                                             225,110       228,070         209,051
                                                           ---------     ---------       ---------
                                                           $ 611,273     $ 599,815       $ 542,295
                                                           ---------     ---------       ---------
                                                           ---------     ---------       ---------

                            TJ INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                     (AMOUNTS IN THOUSANDS
                                                   EXCEPT PER SHARE FIGURES)

                                                        FOR THE FISCAL
                                                        QUARTER ENDED
                                                    ------------------------
                                                    MARCH 29,      MARCH 30,
                                                      1997           1996
                                                    --------       --------
SALES                                               $161,263       $111,157
                                                    --------       --------
COSTS AND EXPENSES
      COST OF SALES                                  117,923         90,202
      SELLING EXPENSES                                17,083         13,287
      ADMINISTRATIVE EXPENSES                          8,562          6,054
                                                    --------       --------
                                                     143,568        109,543
                                                    --------       --------

INCOME FROM OPERATIONS                                17,695          1,614

INVESTMENT INCOME, NET                                   412             58

INTEREST EXPENSE                                      (1,549)        (1,481)

MINORITY INTEREST IN PARTNERSHIP                      (7,795)          (220)
                                                    --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                      8,763            (29)

INCOME TAXES (BENEFITS)                                3,286            (12)
                                                    --------       --------

NET INCOME (LOSS)                                      5,477            (17)
                                                    --------       --------
                                                    --------       --------

NET INCOME (LOSS) PER COMMON SHARE
      PRIMARY                                          $0.29         ($0.01)
                                                    --------       --------
                                                    --------       --------
      FULLY DILUTED                                    $0.28         ($0.01)
                                                    --------       --------
                                                    --------       --------

DIVIDENDS DECLARED PER COMMON SHARE                  $0.0550        $0.0550
                                                    --------       --------
                                                    --------       --------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING DURING THE PERIODS
      PRIMARY                                         17,863         17,144
                                                    --------       --------
                                                    --------       --------
      FULLY DILUTED                                   19,025         17,144
                                                    --------       --------
                                                    --------       --------

                          TJ INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE FISCAL QUARTER ENDED MARCH 29, 1997, AND MARCH 30, 1996,
                                 (UNAUDITED)
                           (AMOUNTS IN THOUSANDS)

                                                                    MARCH 29,     MARCH 30,
                                                                       1997         1996
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      NET INCOME (LOSS)                                             $  5,477      $    (17)
      ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
            CASH PROVIDED BY OPERATING ACTIVITIES:
            DEPRECIATION AND AMORTIZATION                             10,037         8,994
            MINORITY INTEREST IN PARTNERSHIPS                          7,795           220
            OTHER, NET                                                   895            45
      CHANGE IN WORKING CAPITAL ITEMS:
            RECEIVABLES                                              (29,973)       (4,970)
            INVENTORIES                                                  (95)       (8,020)
            OTHER CURRENT ASSETS                                      (1,804)         (734)
            ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   9,221        (2,038)
      OTHER, NET                                                          29        (1,450)
                                                                    --------      --------
      NET CASH PROVIDED BY (USED IN) FROM OPERATING ACTIVITIES      $  1,582      $ (7,970)    $
                                                                    --------      --------
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
      CAPITAL EXPENDITURES                                          $ (7,326)     $ (6,435)    $
      PAYMENTS OF DISCONTINUED OPERATIONS LIABILITIES                   (318)          --
      DECREASE IN UNEXPENDED BOND FUNDS                                  --            117
      OTHER, NET                                                         719           467
                                                                    --------      --------
      NET CASH USED IN INVESTING ACTIVITIES                         $ (6,925)     $ (5,851)    $
                                                                    --------      --------
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
      CASH DIVIDENDS PAID ON COMMON STOCK                           $   (963)     $   (942)    $
      CASH DIVIDENDS PAID ON PREFERRED STOCK                          (1,245)          --
      MINORITY PARTNERS TAX DISTRIBUTIONS                             (2,133)         (750)
      NET BORROWINGS UNDER LINES-OF-CREDIT                             2,505           203
      PURCHASE OF TREASURY STOCK                                      (8,300)          --
      OTHER, NET                                                         194            98
                                                                    --------      --------
      NET CASH USED IN FINANCING ACTIVITIES                         $ (9,942)     $ (1,391)    $
                                                                    --------      --------
                                                                    --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS
      NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                             $(15,285)     $(15,212)    $

      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  36,801        19,715
                                                                    --------      --------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 21,516      $  4,503     $
                                                                    --------      --------
                                                                    --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      CASH PAID DURING THE PERIOD FOR:
            INTEREST, NET OF AMOUNTS CAPITALIZED                    $  1,182      $  1,005     $
            INCOME TAXES                                            $    736      $    603     $

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             TJ INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

INVENTORIES

Inventories consisted of the following:
                                            (amounts in thousands)

                                     March 29,      Dec. 28,    March 30,
                                       1997          1996        1996
                                     ---------      --------    ---------
        Finished goods                $35,690       $38,278     $33,511
        Raw materials and
          work-in-progress             15,954        13,271      15,264
                                      -------       -------     -------
                                       51,644        51,549      48,775
        Reduction to LIFO cost             --            --      (2,195)
                                      -------       -------     -------

                                      $51,644       $51,549     $46,580
                                      -------       -------     -------
                                      -------       -------     -------

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

Primary net income and fully diluted net income was calculated as follows:

                                              For the fiscal
                                              quarter ended
                                          ----------------------
                                          March 29,    March 30,
                                            1997        1996
                                          ---------    ---------

Net income from continuing
   operations as reported                 $ 5,477      $   (17)
Preferred stock dividends, net
   of related tax benefits                   (248)        (240)
                                          -------      -------

Primary net income                        $ 5,229      $  (257)
                                          -------      -------
                                          -------      -------

FULLY DILUTED NET INCOME

Net income from continuing
   operations as reported                 $ 5,477      $   (17)

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                      (174)        (181)
                                          -------      -------

Fully diluted net income                  $ 5,303      $  (198)
                                          -------      -------
                                          -------      -------

                               TJ INTERNATIONAL, INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                     FOR THE FISCAL QUARTER ENDED MARCH 29, 1997


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                                  SALES BY QUARTER
                               (AMOUNTS IN THOUSANDS)

QUARTER          1997         1996         1995         1994          1993
               --------     --------     --------      --------     --------
First          $161,263     $111,157     $109,941      $118,163     $ 93,799
Second                       155,050      123,882       128,773      106,529
Third                        179,571      137,759       136,266      118,698
Fourth                       131,388      113,263       112,858      117,576
                            --------     --------      --------     --------
                            $577,166     $484,845      $496,060     $436,602
                            --------     --------      --------     --------
                            --------     --------      --------     --------

FIRST QUARTER OF 1997 COMPARED WITH THE FIRST QUARTER OF 1996

First quarter sales increased $50 million or 45% from the prior year first quarter. The sales increase is primarily the result of the growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber. Additionally, the Company's strategic inventory program added to sales in the first quarter of 1997. This program, which included rebates, extended terms and price protection was designed to encourage distribution customers to increase their inventory levels as the traditional building season begins. The Company's International and Commercial markets also delivered strong growth in the quarter, increasing 138% and 39%, respectively over the first quarter of 1996.

First quarter sales increased despite a flat housing market. North American housing starts in the first quarter of 1997 were down 2% from the prior year first quarter. Prices for competing wide-dimension lumber continued to rise during the quarter and hit a three-year high in February. The rising prices of competing solid-sawn lumber aided in the continuing conversion of builders to engineered lumber from traditional commodity lumber products.

The Company had increased unit volume sales in excess of 40%, compared to the prior year first quarter. Volume gains were strongest in the Company's TJI -Registered Trademark- Joist products. The Company's new technology TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL products delivered the largest percentage growth for the quarter. In particular, new products, such as the TimberStrand-Registered Trademark- Wall Framing and Light-Duty Header products and the Parallam-Registered Trademark-Commercial Beam, joined existing new technology products (e.g., TimberStrand-Registered Trademark- Rim Board, window and door parts, furniture components) in achieving these significant volume increases.

Gross margins for the first quarter were 26.9% compared with 18.9% in the first quarter of 1996. The margin gains were primarily the result of lower raw material costs such as Oriented Strand Board. Also, the higher sales volumes resulted in more efficient production at the Company's manufacturing facilities. The Company's new combination Microllam-Registered Trademark-

LVL and Parallam-Registered Trademark- PSL plant in Buckhannon, West Virginia and TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky both showed improved results over the first quarter of last year. The West Virginia combination plant showed solid profitability during the quarter. Although, the Company's TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky was not profitable for the quarter, the facility achieved a positive cash flow.

Selling expenses increased $3.8 million in the first quarter of 1997, compared to the prior year. This increase is largely due to variable selling expenses and commissions. Additionally, the Company continues to invest in developing and bringing new and innovative products to the marketplace and fund operating costs in its international sales efforts. General and administrative expenses increased $2.5 million from the prior year. This increase is primarily driven by the Company's investment in business support software which will provide the infrastructure for future growth.

Minority interest expense increased $7.8 million from 1996 due to the increase in earnings at the Trus Joist MacMillan (TJM) Partnership.

LIQUIDITY AND CAPITAL RESOURCES

MARCH 29, 1997 COMPARED TO DECEMBER 28, 1996

Cash generated from the Company's engineered lumber segment, as measured by net income plus non-cash charges, primarily for depreciation and minority interest, was $34 million for the first quarter of 1997. Of those proceeds, working capital items such as accounts receivable required $30 million. The increase in Accounts Receivable is due to increased sales combined with the sales incentives offered as part of the Company's strategic inventory plan.

MARCH 29, 1997 COMPARED TO MARCH 30, 1996

Working capital increased $62 million from the prior year, to $117 million at March 29, 1997. The increase in liquidity is due to strong earnings combined with modest capital expansion spending.

The Company has begun the construction of a TimberStrand-Registered Trademark- LSL -flange I line at its Eastern Kentucky location. The new production facility will allow the Company to produce traditional I-joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange material. The additional I-line will require a capital investment of approximately $20 million. In the first quarter, the Company spent $7 million in capital expenditures.

In December of 1996, the Company's Board of Directors authorized the purchase of up to $15 million of the Company's common stock at market prices. The Company purchase $8.3 million of treasury stock during the first quarter.

The Company sold its windows operations in 1996, however, it retained certain liabilities related to these operations. Management believes that existing reserves are adequate to meet all subsequent liabilities that may arise related to the discontinued operations.

In the second quarter of 1996, the Company issued $5.7 million of industrial revenue bonds to finance the final stages of construction of the Hazard, Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2026, with interest payable semi-annually at 6.8 percent.

The Company is evaluating potential sites for an additional combination Microllam-Registered Trademark- LVL, Parallam-Registered Trademark- PSL and I-joist plant or a third TimberStrand-Registered Trademark- LSL plant but has not determined whether or when to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet the on-going operating and capital expansion needs of the Company. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Filed as an exhibit to this report is the following:

                (27)  Financial Data Schedule

           (b)  No reports on From 8-K were filed during the quarter

                               TJ INTERNATIONAL INC.
                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TJ INTERNATIONAL, INC.


                                        /s/ Valerie A. Heusinkveld
                                     ----------------------------------
                                     Valerie A. Heusinkveld
                                     Vice President, Finance & Chief
                                       Financial Officer


Date:   May 13, 1997

                    SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                         EXHIBITS TO FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED MARCH 29, 1997  COMMISSION FILE NUMBER 0-7469

                          TJ INTERNATIONAL, INC.

                              EXHIBIT INDEX


EXHIBITS                                                           PAGE
--------                                                           ----
(27)  Financial Data Schedule                                   Document 2