Form 10-Q
period 1997-06-28
TJ INTERNATIONAL INC
filed 1997-08-12
CIK 99974

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      Form 10-Q


                      Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934.


For Quarter Ended June 28, 1997        Commission file number 0-7469



                            TJ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



DELAWARE                                                             82-0250992
------------------------------                   ------------------------------
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                              Identification No.)



200 E. Mallard Drive
BOISE, IDAHO                                                             83706
----------------------------------------                            -----------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code               (208) 364-3300
                                                                ---------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject
    to such filing requirements for the past 90 days.  Yes   X   No
                                                            ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    August 4, 1997, 16,991,870 shares of $1 par value common stock, excluding 711,152 shares held as treasury stock.

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

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year ending January 3, 1998.

                                TJ INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                                                    (AMOUNTS IN THOUSANDS)

                                                            JUNE 28,      DECEMBER 28,     JUNE 29,
ASSETS                                                        1997            1996           1996
  Current assets
      Cash and cash equivalents                               $70,875        $36,801        $20,957
      Receivables, less allowances of
        $403, $451 and $419                                    81,623         73,893         51,689
      Inventories                                              51,649         51,549         43,700
      Other                                                    11,540          9,741         18,429
                                                           ----------     ----------     ----------
                                                              215,687        171,984        134,775
  Property
      Property and equipment                                  580,174        566,603        558,983
      Less - Accumulated depreciation                        (202,711)      (184,504)      (165,983)
                                                           ----------     ----------     ----------
                                                              377,463        382,099        393,000

  Goodwill                                                     20,020         20,540         21,060
  Other assets                                                 23,676         25,192         18,751
                                                           ----------     ----------     ----------
                                                             $636,846       $599,815       $567,586
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
      Notes payable                                          $     96       $     --       $  1,017
      Current portion of long-term debt                            --             --            340
      Accounts payable                                         33,455         23,113         30,702
      Accrued liabilities                                      46,397         37,286         28,062
                                                           ----------     ----------     ----------
                                                               79,948         60,399         60,121

  Long-term debt, excluding current portion                    99,790         88,140         95,180
  Other long-term liabilities                                   6,050          6,050         10,517
  Reserve for discontinued  operations                         18,945         21,970          2,003

  Minority interest in Partnership                            205,394        195,186        185,738

  Stockholders' equity
      ESOP Convertible Preferred Stock, $1.00 par
        value, authorized 10,000,000 shares,
         issued 1,156,947, 1,162,914, and 1,174,500            13,650         13,721         13,857
      Guaranteed ESOP Benefit                                  (9,204)        (9,204)       (10,382)
      Common stock, $1.00 par value, authorized
         200,000,000 shares, issued 17,707,180,
             17,500,896, and 17,276,923                        17,707         17,501         17,277
      Paid-in capital                                         150,602        145,583        142,195
      Retained earnings                                        73,839         63,249         53,902
      Other                                                    (1,687)            --             --
      Cumulative translation adjustment                        (3,188)        (2,780)        (2,822)
      Treasury stock, 711,152, shares, at cost                (15,000)            --             --
                                                           ----------     ----------     ----------
                                                              226,719        228,070        214,027
                                                           ----------     ----------     ----------
                                                             $636,846       $599,815       $567,586
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------


                                TJ INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                                (amounts in the thousands
                                                                 except per share figures)

                                                       FOR THE FISCAL               FOR THE TWO FISCAL
                                                         QUARTER ENDED               QUARTERS ENDED
                                                ----------------------------  ----------------------------
                                                  JUNE 28,       JUNE 29,        JUNE 28,       JUNE 29,
                                                    1997           1996            1997           1996
                                                 ----------      ----------     ----------    ----------

SALES                                              $185,730       $155,050       $346,993       $266,207
                                                 ----------     ----------     ----------     ----------

COSTS AND EXPENSES
      COST OF SALES                                 134,598        115,465        252,521        205,667
      SELLING EXPENSES                               19,216         16,994         36,299         30,281
      ADMINISTRATIVE EXPENSES                         8,762          6,348         17,324         12,402
                                                 ----------     ----------     ----------     ----------
                                                    162,576        138,807        306,144        248,350
                                                 ----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                               23,154         16,243         40,849         17,857

INVESTMENT INCOME, NET                                  876            161          1,288            219

INTEREST EXPENSE                                     (1,564)        (1,634)        (3,113)        (3,115)

MINORITY INTEREST IN PARTNERSHIP                    (10,480)        (7,503)       (18,275)        (7,723)
                                                 ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                           11,986          7,267         20,749          7,238

INCOME TAXES                                          4,495          2,799          7,781          2,787
                                                 ----------     ----------     ----------     ----------

NET INCOME                                         $  7,491       $  4,468       $ 12,968       $  4,451
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

NET INCOME (LOSS) PER COMMON SHARE
      PRIMARY                                         $0.41          $0.24          $0.71          $0.23
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
      FULLY DILUTED                                   $0.39          $0.23          $0.67          $0.22
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

DIVIDENDS DECLARED PER COMMON SHARE                 $0.0550        $0.0550        $0.1100        $0.1100
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING DURING THE PERIODS
      PRIMARY                                                                      17,654         17,566
                                                                               ----------     ----------
                                                                               ----------     ----------
      FULLY DILUTED                                                                18,818         18,744
                                                                               ----------     ----------
                                                                               ----------     ----------


                                TJ INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWO FISCAL QUARTERS ENDED JUNE 28, 1997, AND JUNE 29, 1996,
                                     (UNAUDITED)
                                (AMOUNTS IN THOUSANDS)

                                                                 JUNE 28,       JUNE 29,
                                                                   1997           1996
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
      NET INCOME (LOSS)                                           $ 12,968       $  4,452
      ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
            CASH PROVIDED BY OPERATING ACTIVITIES:
            DEPRECIATION AND AMORTIZATION                           20,608         19,728
            MINORITY INTEREST IN PARTNERSHIPS                       18,275          7,723
            OTHER, NET                                               1,787            495
      CHANGE IN WORKING CAPITAL ITEMS:
            RECEIVABLES                                             (7,730)       (22,935)
            INVENTORIES                                               (100)        (5,140)
            OTHER CURRENT ASSETS                                    (1,799)          (786)
            ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                18,940         10,230
      OTHER, NET                                                    (2,642)        (3,462)
                                                                 ---------      ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 60,307       $ 10,305
                                                                 ---------      ---------
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
      CAPITAL EXPENDITURES                                        $(15,957)      $(10,484)
      DECREASE IN UNEXPENDED BOND FUNDS                                ---            117
      PROCEEDS (ADVANCES) FROM NOTES RECEIVABLE                        581            706
      OTHER, NET                                                       265           (738)
                                                                 ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES                       $(15,111)      $(10,399)
                                                                 ---------      ---------
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      CASH DIVIDENDS PAID ON COMMON STOCK                         $ (1,914)      $ (1,885)
      CASH DIVIDENDS PAID ON PREFERRED STOCK                        (1,245)           ---
      MINORITY PARTNERS TAX DISTRIBUTIONS                           (4,996)          (835)
      NET BORROWINGS (REPAYMENTS) UNDER LINES-OF-CREDIT                 96         (1,977)
      PROCEEDS FROM THE ISSUANCE OF LONG-TERM DEBT                  11,650          5,740
      PURCHASE OF TREASURY STOCK                                   (15,000)           ---
      OTHER, NET                                                       286            294
                                                                 ---------      ---------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         $(11,122)      $  1,336
                                                                 ---------      ---------
                                                                 ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS
---------------------------------------
      NET INCREASE IN CASH AND CASH
            EQUIVALENTS                                           $ 34,074       $  1,242

      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                36,801         19,715
                                                                 ---------      ---------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 70,875       $ 20,957
                                                                 ---------      ---------
                                                                 ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
      CASH PAID DURING THE PERIOD FOR:
            INTEREST, NET OF AMOUNTS CAPITALIZED                     3,095          3,033
            INCOME TAXES                                               534          1,323


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                TJ INTERNATIONAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

INVENTORIES

Inventories consisted of the following:
                                             (amounts in thousands)

                                    June 28,         Dec. 28,      June 29,
                                      1997           1996            1996
                                      -------       --------      --------

         Finished goods              $39,412        $38,278        $32,436
         Raw materials and
           work-in-progress           12,237         13,271         13,709
                                     -------        -------        -------
                                      51,649         51,549         46,145
         Reduction to LIFO cost           --             --         (2,445)
                                     -------        -------        -------

                                     $51,649        $51,549        $43,700
                                     -------        -------        -------
                                     -------        -------        -------

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

Primary net income and fully diluted net income was calculated as follows:


                                   For the fiscal          For the two fiscal
                                     quarter ended          quarters ended
                                  -------------------     -------------------
                                 June 28,    June 29,      June 28,   June 29,
                                   1997        1996          1997       1996
                                 -------------------      -------------------

Primary net income
------------------

Net income from continuing
   operations as reported       $ 7,491      $ 4,468    $ 12,968      $ 4,451

Preferred stock dividends, net
   of related tax benefits         (246)        (237)       (494)        (477)
                                -------      -------     -------      -------


Primary net income              $ 7,245      $ 4,231    $ 12,474      $ 3,974
                                -------      -------     -------      -------
                                -------      -------     -------      -------

Fully diluted net income
-------------------------

Net income from continuing
   operations as reported       $ 7,491      $ 4,468    $ 12,968      $ 4,451

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits            (174)        (181)       (348)        (361)
                                -------      -------     -------      -------

Fully diluted net income        $ 7,317      $ 4,287     $12,620       $4,090
                                -------      -------     -------      -------
                                -------      -------     -------      -------


--------------------------------------------------------------------------------


In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, which will be implemented in the fourth quarter of 1997. Primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be renamed diluted earnings per share, neither of which will be significantly different than previously reported primary and fully diluted earnings per share. All previously reported amounts will be restated.

                                TJ INTERNATIONAL, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                      FOR THE FISCAL QUARTER ENDED JUNE 28, 1997


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                                   SALES BY QUARTER
                                   ----------------
                                (AMOUNTS IN THOUSANDS)

QUARTER      1997         1996        1995         1994        1993
-------    --------     --------    --------     --------    --------

First      $161,263     $111,157    $109,941     $118,163    $ 93,799
Second      185,730      155,050     123,882      128,773     106,529
Third                    179,571     137,759      136,266     118,698
Fourth                   131,388     113,263      112,858     117,576
           --------     --------    --------     --------    --------

           $346,993     $577,166    $484,845     $496,060    $436,602
           ========     ========    ========     ========    ========


SECOND QUARTER OF 1997 COMPARED WITH THE SECOND QUARTER OF 1996

Second quarter sales increased $30.7 million or 20% from the prior year second quarter. The sales increase is primarily the result of the growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber.

Second quarter sales increased despite a relatively flat housing market. North American housing starts in the second quarter of 1997 were up 1% from the prior year second quarter. Prices for competing wide-dimension lumber were slightly above year ago prices early in the quarter, falling to year ago prices by mid-quarter and trending sideways through the remainder of the quarter. Continued product acceptance aided in the continuing conversion of builders to engineered lumber from traditional commodity lumber products.

Unit volume sales growth accounted for virtually all the sales increase for the second quarter of 1997. Volume gains were strongest in the Company's TJI-Registered Trademark- Joist products. The Company's new technology TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL products delivered the largest percentage growth for the quarter. In particular, new products, such as the TimberStrand-Registered Trademark; components for the Japanese manufactured housing market, Light-Duty Header products and the Parallam-Registered Trademark-Commercial Beam, joined existing new technology products (e.g., TimberStrand-Registered Trademark-Rim Board, window and door parts, furniture components) in achieving these significant volume increases.(3)

Gross margins for the second quarter were 27.5% compared with 25.5% in the second quarter of 1996. The margin gains were primarily the result of lower raw material costs for oriented strand board which is a significant component of the Company's TJI-Registered Trademark--joist product line. Also, the higher sales volumes resulted in more efficient production at the Company's manufacturing facilities.

Margin improvement also was a result of better performance at the Company's two most recent new technology plant additions. The Company's new combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant in Buckhannon, West Virginia has made significant cost reductions since the second quarter of 1996 and is currently the Company's low cost producer of Microllam-Registered Trademark- laminated veneer lumber and Parallam-Registered Trademark- parallel strand lumber. The TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky also had improved results over the second quarter of last year and delivered break-even results at the gross margin line in the second quarter of 1997.

Selling expenses increased $2.2 million in the second quarter of 1997, compared to the prior year. This increase is largely due to variable selling expenses and commissions. Additionally, the Company continues to invest in developing and bringing new and innovative products to the marketplace and to fund operating costs in its international sales efforts. General and administrative expenses increased $2.4 million from the prior year. This increase is primarily driven by the Company's investment in business support software which will provide the infrastructure for future growth.

Minority interest expense increased $3.0 million from 1996 due to the increase in earnings at the Trus Joist MacMillan (TJM) Partnership.

FIRST TWO QUARTERS OF 1997 COMPARED WITH THE FIRST TWO QUARTERS OF 1996

Sales for the first half of 1997 increased by $81 million or 30% from the comparable period last year. Unit volume sales growth accounted for the majority of the increase due to increased acceptance of the Company's engineered lumber products.

Gross margins increased from 22.7% to 27.29% between the two periods. Improved performance at the Company's two new plants represented the majority of the improvement.

Selling expenses increased $6.0 million or 20%. As a percent of sales, however, they decreased from 11.4% to 10.5% on sales. This reflects the increased absorption of fixed selling costs offset by an increased investment in new product introduction and national advertising. General and administrative expenses increased $4.9 million. This increase is driven primarily by the Company's investment in business support software which will provide the infrastructure for future growth.

LIQUIDITY AND CAPITAL RESOURCES

JUNE 28, 1997 COMPARED TO DECEMBER 28, 1996

Working capital increased $24 million during the first half of 1997 to $136 million. The increase reflects the Company's seasonal investment in inventory and receivables as the traditional building season gains full momentum. Cash flows from operations were $60 million.

JUNE 28, 1997 COMPARED TO JUNE 29, 1996

Working capital increased $61 million from the prior year, to $136 million at June 28, 1997. The increase in liquidity is due to strong earnings combined with modest capital expansion spending.

The Company announced it will begin construction of a new TJI-Registered Trademark- joists and Microllam-Registered Trademark-, laminated veneer lumber (LVL) manufacturing facility in Evergreen, Alabama. The first phase of this new plant will cost approximately $45 million. Construction is planned to begin late in the third quarter of 1997, after all required state and local permits are secured. The plant is expected to begin manufacturing LVL and TJI-Registered Trademark- joists in late 1998.

The Company has begun the construction of a TimberStrand-Registered Trademark-LSL -flange I line at its Eastern Kentucky location. The new production facility will allow the Company to produce traditional I-joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange material. The additional I-line will require a capital investment of approximately $20 million. Production is expected to begin ramping up in late 1997.

In December of 1996, the Company's Board of Directors authorized the purchase of up to $15 million of the Company's common stock at market prices. The Company purchased $8.3 million of treasury stock during the first quarter and $6.7 million during the second quarter completing the stock repurchase program.

In the second quarter of 1996, the Company issued $5.7 million of industrial revenue bonds to finance construction of the Hazard, Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2026, with interest payable semi-annually at 6.8 percent. In the second quarter of 1997, the Company issued $11.65 million of industrial revenue bonds associated with the construction of this plant. The bonds are due in a single maturity in 2027, with interest payable semi-annually at 6.55 percent.

The Company is evaluating potential sites for a third TimberStrand-Registered Trademark- LSL plant but has not determined whether or when to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet the on-going operating and capital expansion needs of the Company. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's May 21, 1997 annual meeting of stockholders, the following matters were voted upon and approved by the stockholders as indicated:

                                                      Votes Cast
                                          ----------------------------------
                                                      Against or
         Description                           For     Withheld    Abstentions
         ------------------------         ----------- -----------  -----------

         1. To elect as directors the
            following individuals

         FOR TERMS EXPIRING AT THE 2000
         ANNUAL MEETING

              Joyce A. Godwin             15,268,226   108,282       85,810
              J. L. Scott                 15,309,528    71,680       85,810
              Harold E. Thomas            15,298,784    82,424       85,810
              William J. White            15,310,330    70,878       84,910

         2. Adopt TJ International, Inc.
            Non-Employee Directors 1997
            Stock Plan                    12,209,047   638,381       219,764

         3. Adopt TJ International, Inc.
            Key Employees 1996 Stock
            Option Plan                   12,060,688   811,543       191,929


         4. Ratification of Appointment
            of Arthur Andersen LLP as
            Independent Accountants for
            the Company                   15,271,019   105,021       94,688


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Filed as an exhibit to this report is the following:

              (4) A copy of the TJ International, Inc. Non-Employee Directors 1997 Stock Plan, which is a subject in Item 4 of this report.
              (4) A copy of the TJ International, Inc. Key Employees 1996 Stock Option Plan, which is a subject in Item 4 of this report.
              (27) Financial Data Schedule

         (b)  No reports on Form 8-K were filed during the quarter.

                                TJ INTERNATIONAL INC.
                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TJ INTERNATIONAL, INC.


                              /s/ Valerie A. Heusinkveld
                             -------------------------------------------
                             Valerie A. Heusinkveld
                             Vice President, Finance & Chief
                                Financial Officer


Date:   August 12, 1997

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                EXHIBITS TO FORM 10-Q



                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL QUARTER ENDED JUNE 28, 1997  COMMISSION FILE NUMBER 0-7469

                                TJ INTERNATIONAL, INC.

                                    EXHIBIT INDEX


Exhibits                                                          Page
--------                                                          ----

(4)   TJ International, Inc. Non-Employee Directors
      1997 Stock Plan                                           Document 2

(4)   TJ International, Inc. Key Employees 1996 Stock
      Option Plan                                               Document 3

(27)  Financial Data Schedule                                   Document 4