Form 10-Q
period 1997-09-27
TJ INTERNATIONAL INC
filed 1997-11-12
CIK 99974

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      Form 10-Q


                      Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934.


For Quarter Ended September 27, 1997         Commission file number 0-7469
                  ------------------                                ------



                                TJ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



DELAWARE                                                   82-0250992
------------------------------                    -------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                    Identification No.)



200 E. Mallard Drive
BOISE, IDAHO                                                            83706
-----------------------------------------                         -----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code             (208) 364-3300
                                                               --------------



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject
    to such filing requirements for the past 90 days.  Yes   X   No
                                                            ---      ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    November 5, 1997, 17,017,535 shares of $1 par value common stock, excluding 761,152 shares held as treasury stock.

                                                     EXHIBIT INDEX ON PAGE 15

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

                                TJ INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)


                                                                         (amounts in thousands
                                                                        except per share figures)

                                                              For the fiscal                For the three fiscal
                                                              quarter ended                    quarters ended
                                                     ------------------------------------------------------------------
                                                      September 27,   September 28,    September 27,     September 28,
                                                         1997             1996             1997              1996
                                                     --------------  ---------------  ---------------   ---------------
Sales                                                   $185,578         $179,571         $532,569          $445,778
                                                     --------------  ---------------  ---------------   ---------------

Costs and expenses
   Cost of sales                                         133,530          132,638          386,051           338,305
   Selling expenses                                       17,426           15,374           53,725            45,655
   Administrative expenses                                 8,729            7,557           26,053            19,959
                                                     --------------  ---------------  ---------------   ---------------
                                                         159,685          155,569          485,829           403,919
                                                     --------------  ---------------  ---------------   ---------------

Income from operations                                    25,891           24,002           66,740            41,859

Investment income, net                                     1,438              589            2,726               806

Interest expense                                          (1,596)          (1,573)          (4,709)           (4,688)

Minority interest in Partnership                         (12,065)         (10,763)         (30,340)          (18,486)
                                                     --------------  ---------------  ---------------   ---------------

Income before income taxes                                13,668           12,255           34,417            19,493

Income taxes                                               5,126            4,620           12,907             7,407
                                                     --------------  ---------------  ---------------   ---------------

Net income                                                 8,542            7,635           21,510            12,086
                                                     --------------  ---------------  ---------------   ---------------
                                                     --------------  ---------------  ---------------   ---------------

Net income per common share
   Primary                                                 $0.47            $0.42            $1.18             $0.65
                                                     --------------  ---------------  ---------------   ---------------
                                                     --------------  ---------------  ---------------   ---------------

   Fully Diluted                                           $0.45            $0.40            $1.12             $0.62
                                                     --------------  ---------------  ---------------   ---------------
                                                     --------------  ---------------  ---------------   ---------------

Dividends declared per common share                      $0.0550          $0.0550          $0.1650           $0.1650
                                                     --------------  ---------------  ---------------   ---------------
                                                     --------------  ---------------  ---------------   ---------------

Weighted average number of common shares
 outstanding during the periods
   Primary                                                                                  17,555            17,593
                                                                                      ---------------   ---------------
                                                                                      ---------------   ---------------
   Fully Diluted                                                                            18,717            18,776
                                                                                      ---------------   ---------------
                                                                                      ---------------   ---------------

                                TJ INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                 (AMOUNTS IN THOUSANDS)

                                                      SEPTEMBER 27,   DECEMBER 28,     SEPTEMBER 28,
                                                         1997             1996            1995
ASSETS
 Current assets
   Cash and cash equivalents                             $96,771          $36,801          $53,091
   Receivables, less allowances of
     $400, $451 and $390                                  78,358           73,893           63,948
   Inventories                                            54,739           51,549           40,450
   Other                                                  11,445            9,741           16,163
                                                     --------------  ---------------  ---------------
                                                         241,313          171,984          173,652

 Property
   Property and equipment                                591,523          566,603          561,474
   Less - Accumulated depreciation                      (212,837)        (184,504)        (175,299)
                                                     --------------  ---------------  ---------------
                                                         378,686          382,899          386,175

 Goodwill                                                 19,760           20,540           20,800
 Other assets                                             25,005           25,192           20,482
                                                     --------------  ---------------  ---------------
                                                        $664,764         $599,815         $601,109
                                                     --------------  ---------------  ---------------
                                                     --------------  ---------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                      $43,330          $23,113          $34,729
   Accrued liabilities                                    49,884           37,286           31,050
                                                     --------------  ---------------  ---------------
                                                          93,214           60,399           65,779

 Long-term debt                                           99,790           88,140           88,140
 Other long-term liabilities                               6,050            6,050           10,517
 Reserve for discontinued operations                      18,139           21,970           22,526

 Minority interest in Partnership                        213,688          195,186          192,318

 Stockholders' equity
   ESOP Convertible Preferred Stock, $1.00 par
    value, authorized 10,000,000 shares,
    issued 1,151,312, 1,162,914, and 1,167,249            13,584           13,721           13,772
   Guaranteed ESOP Benefit                                (9,204)          (9,204)         (10,382)
   Common stock, $1.00 par value, authorized
    200,000,000 shares issued 17,765,026,
      17,500,896, and 17,374,671                          17,765           17,501           17,375
   Paid-in capital                                       150,832          145,583          143,522
   Retained earnings                                      82,196           63,249           80,353
   Other                                                  (1,687)             ---              ---
   Cumulative translation adjustment                      (3,344)          (2,780)          (2,811)
   Treasury stock, 761,152 shares, at cost               (16,259)             ---              ---
                                                     --------------  ---------------  ---------------
                                                         233,883          226,070          221,829
                                                     --------------  ---------------  ---------------
                                                        $664,764         $599,815         $601,109
                                                     --------------  ---------------  ---------------
                                                     --------------  ---------------  ---------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                TJ INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE FISCAL QUARTERS ENDED SEPTEMBER 27, 1997, AND SEPTEMBER 28, 1996,

                                     (Unaudited)

                                (amounts in thousands)

                                                                     SEPTEMBER 27,  SEPTEMBER 28,
                                                                         1997            1996
                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $     21,510   $     12,086
   Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                                   31,249         29,779
         Minority interest in partnerships                               30,340         18,486
         Other, net                                                       2,802          1,355
   Change in working capital items:
         Receivables                                                     (4,465)       (35,194)
         Inventories                                                     (3,190)        (1,890)
         Other current assets                                            (1,704)         1,480
         Accounts payable and accrued liabilities                        32,453         15,153
   Other, net                                                            (5,134)        (9,845)
                                                                     -------------  -------------
   Net cash provided by operating activities                       $    103,862   $     31,410
                                                                     -------------  -------------
                                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            $    (28,078)  $    (13,574)
   Proceeds from the sale of discontinued operations                       ----         24,035
   Decrease in unexpended bond funds                                       ----            117
   Proceeds from notes receivable                                           588          1,022
   Other, net                                                               824          1,230
                                                                     -------------  -------------
   Net cash (used in) provided by investing activities             $    (26,666)  $     12,830
                                                                     -------------  -------------
                                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid on common stock                             $     (2,888)  $     (2,835)
   Cash dividends paid on preferred stock                                (1,245)        ----
   Minority partners tax distributions                                   (8,905)        (3,762)
   Net Repayments under lines-of-credit                                    ----         (2,994)
   Proceeds from the issuance of long-term debt                          11,650          5,740
   Principal payments of long-term debt                                    ----         (7,380)
   Purchase of treasury stock                                           (16,259)        ----
   Other, net                                                               420            367
                                                                     -------------  -------------
   Net cash used in financing activities                           $    (17,226)  $    (10,864)
                                                                     -------------  -------------
                                                                     -------------  -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS
   Net increase in cash and cash
         equivalents                                               $     59,970   $     33,376

   Cash and cash equivalents at beginning of year                        36,801         19,715
                                                                     -------------  -------------

   Cash and cash equivalents at end of period                      $     96,771   $     53,091
                                                                     -------------  -------------
                                                                     -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
         Interest, net of amounts capitalized                      $      4,268   $      4,175
         Income taxes (refunds), net                               $     (2,752)  $      7,701



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                TJ INTERNATIONAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

INVENTORIES

Inventories consisted of the following:
                                                 (amounts in thousands)

                                             Sept. 27,  Dec. 28,   Sept. 28,
                                                1997      1996        1996
                                             ---------  --------   ---------

              Finished goods                 $38,590    $38,278    $29,001
              Raw materials and
                work-in-progress              16,149     13,271     14,144
                                             --------   --------   ---------
                                              54,739     51,549     43,145
              Reduction to LIFO cost             -          -       (2,695)
                                             --------   --------   ---------

                                             $54,739    $51,549    $40,450
                                             --------   --------   ---------
                                             --------   --------   ---------

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

Primary net income and fully diluted net income was calculated as follows:

                                                         For the fiscal         For the three fiscal
                                                         quarter ended             quarters ended
                                                    -----------------------    -----------------------
                                                     Sept. 27,   Sept. 28,      Sept. 27,   Sept. 28,
                                                       1997        1996            1997        1996
                                                    -----------------------    -----------------------
PRIMARY NET INCOME

Net Income as reported                                $8,542       $7,635       $21,510      $12,086

Preferred stock dividends, net
     of related tax benefits                            (243)        (233)         (737)        (710)

                                                    ---------    ----------    ----------   ----------
Primary net income                                    $8,299       $7,402       $20,773      $11,376
                                                    ---------    ----------    ----------   ----------
                                                    ---------    ----------    ----------   ----------

FULLY DILUTED NET INCOME

Net Income as reported                                $8,542       $7,635       $21,510      $12,086

Additional ESOP contribution
     payable upon assumed
     conversion of ESOP
     preferred stock, net of
     related tax benefits                               (174)        (172)         (522)        (534)

                                                    ---------    ----------    ----------   ----------
Fully diluted net income                              $8,368       $7,463       $20,988      $11,552
                                                    ---------    ----------    ----------   ----------
                                                    ---------    ----------    ----------   ----------


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

                                TJ INTERNATIONAL, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 1997


OPERATING RESULTS

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                                   SALES BY QUARTER
                                   ----------------
                                (AMOUNTS IN THOUSANDS)

QUARTER        1997       1996       1995       1994       1993
-------      --------   --------   --------   --------   --------

First        $161,263   $111,157   $109,941   $118,163   $ 93,799
Second        185,730    155,050    123,882    128,773    106,529
Third         185,576    179,571    137,759    136,266    118,698
Fourth                   131,388    113,263    112,858    117,576
             --------   --------   --------   --------   --------

             $532,569   $577,166   $484,845   $496,060   $436,602
             --------   --------   --------   --------   --------
             --------   --------   --------   --------   --------

THIRD QUARTER OF 1997 COMPARED WITH THE THIRD QUARTER OF 1996

Third quarter sales increased $6 million or 3% from the prior year third quarter. While the Company's sales increased 3% from the third quarter of 1996, year-to-date sales are up approximately 19% which is comparable to 1996 year-to-date sales over the same period of 1995. This quarter-to-quarter relationship is a result of the Company's strategic inventory program. This program has resulted in a more even distribution of total sales across the year with a higher growth rate in the first quarter and a lower growth rate in the third quarter than has been our typical pattern in the past. The sales increase is primarily the result of increased volume with growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber. Sales per North American housing start through September increased 16 percent to $344 per start compared to $297 for the same nine-month period in 1996. 1997 will be the 15th consecutive year of market penetration growth in the key residential construction market.

Unit volume sales growth accounted for virtually all of the sales increase for the third quarter of 1997 with prices for I-joist, Microllam-Registered Trademark- LVL, and Parallam-Registered Trademark- flat compared to third quarter 1996. Volume gains were strongest in the Company's TJI-Registered Trademark- Joist products, with TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL products delivering the largest percentage growth for the quarter.

Volumes were up largely due to builders continuing to switch to engineered lumber from solid-sawn lumber. In some markets, such as Denver, engineered products have become the rule rather than the exception.

Year to date the Company's commercial business unit has increased sales 38%, with the international business unit increasing sales 81%, and the industrial business unit increasing sales 11% over the same nine month period in 1996. The Company's sales increased despite flat North American housing starts compared to the prior year.

Gross margins for the third quarter were 28% compared with 26.1% in 1996. The margin gains were the result of improved productivity at our manufacturing facilities and lower raw material costs, primarily OSB, used as a raw material in the manufacture of I-joists. Margins were also better as a result of better performance at the Company's new technology plants. The Company's TimberStrand-Registered Trademark- LSL plant in East Kentucky was profitable for the quarter on an all in basis including all components of SG&A.

Selling expenses increased $2.1 million in the third quarter of 1997, compared to the prior year. This increase is largely due to changes in product literature for residential product mix initiatives, advertising, and increased growth of the Commercial business. Additionally the Company continues to invest in infrastructure to facilitate growth in international markets. General and administrative expenses increased $1.2 million from the prior year. This increase is primarily driven by additional research and development expenses to further improve the Company's TimberStrand-Registered Trademark- technology.
The increase is also driven by the Company's investment in business support software which will provide the infrastructure for future growth.

Minority interest expense increased $1.3 million from 1996 due to the increase in earnings at the Trus Joist MacMillan (TJM) Partnership.

FIRST THREE QUARTERS OF 1997 COMPARED WITH THE FIRST THREE QUARTERS OF 1996

Sales for the first nine months of 1997 increased by $86.8 million or 19% from the comparable period last year. Unit volume sales growth accounted for the majority of the increase due to the increased acceptance of the Company's engineered lumber products.

Gross margins increased from 24.1% in 1996 to 27.4% in 1997. The increase is the result of improved performance at the Company's two new plants.

Selling expenses increased $8.1 million or 18%; however, as a percent of sales, they were down slightly between the two periods. This reflects the increased absorption of fixed selling costs. General and administrative expenses increased $6.1 million from the prior year. This is primarily due to the Company's increased investment in research and information technology to support future growth.


LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 27, 1997 COMPARED TO DECEMBER 28, 1996

Working capital increased $36.5 million during the first nine months of 1997 to $148.1 million. The increase reflects the Company's seasonal investment in inventory and receivables. Cash flows from operations were $103.9 million.

SEPTEMBER 27, 1997 COMPARED TO SEPTEMBER 28, 1996

Working capital increased $40.2 million from the prior year to $148.1 million at September 27, 1997. The increase in liquidity is due to strong earnings combined with modest capital spending.

The Company announced it will begin construction of a new TJI-Registered Trademark- joist and Microllam-Registered Trademark-, (LVL) manufacturing facility in Evergreen, Alabama. The first phase of this new plant will cost approximately $45 million. Construction will begin early in the fourth quarter of 1997. The plant is expected to begin manufacturing LVL and TJI-Registered Trademark- joists late in 1998.

The Company is constructing a TimberStrand-Registered Trademark- LSL - flange I line at its Eastern Kentucky location. The new production facility will allow the Company to produce traditional I-joist products, using
TimberStrand-Registered Trademark- as the top and bottom flange material. The additional I-line will require a capital investment of approximately $20 million. Production is expected to begin ramping up in late 1997.

In December of 1996, the Company's Board of Directors authorized the purchase of up to $15 million of the Company's common stock at market prices. The Company purchased $8.3 million of stock during the first quarter and $6.7 million during the second quarter completing the stock repurchase program.
In addition, the Company purchased $1,258,750 of treasury stock during the third quarter.

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

Early in the fourth quarter of 1997, the Company issued $42.6 million of taxable notes to preserve the Company's ability in the future to issue additional industrial revenue bonds to help finance the East Kentucky TimberStrand-Registered Trademark- LSL plant. The notes are due in a single maturity on November 15, 2001, subject to prepayment at the option of the Company. The interest rate at the beginning of each interest period as selected by the Company, is either LIBOR based or prime at the Company's option, and is payable at the end of each interest period. The notes contain various customary financial covenants, consistent with those in the Company's other debt agreements. The notes are unsecured.

The Company is evaluating potential sites for an additional combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant or a third TimberStrand-Registered Trademark- LSL plant but has not determined whether or when to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet the on-going operating and capital expansion needs of the Company. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

The Company sold its window operations in 1996, however, it retained certain liabilities related to these operations. Management believes that existing reserves are adequate to meet all subsequent liabilities that may arise related to the discontinued operations.

Substantially all of the Company's operating assets are held, and revenue generated, by its TJM partnership. The partnership regularly distributes cash to the partners to fund the tax liabilities generated by the partnership at the Company level. All other distributions of cash by the partnership are dependent on the affirmative votes of the representatives of the minority partner. Accordingly, there can be no assurance that such distributions will be approved and thereby be available for the payment of dividends or to fund other operations of the Company.

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

Microllam-Registered Trademark-, Parallam-Registered Trademark-, TJI-Registered Trademark-, and TimberStrand-Registered Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

                                TJ INTERNATIONAL, INC.
                                       PART II
                                  OTHER INFORMATION

Item 5.  OTHER INFORMATION

         (a) Filed as an exhibit to this report is a copy of the Loan Agreement, Note, and Guarantee Agreement dated September 30, 1997 pertaining to the $42,600,000 taxable notes described in Management's Discussion and Analysis.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Filed as an exhibit to this report is the following:

              (27)  Financial Data Schedule

         (b) No reports or form 8K were filed during the quarter ended September 27, 1997.

                                TJ INTERNATIONAL INC.
                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TJ INTERNATIONAL, INC.


                               /s/ Valerie A. Heusinkveld
                              ----------------------------------------
                              Valerie A. Heusinkveld
                              Vice President, Finance & Chief
                                 Financial Officer


Date:   November 11, 1997

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                EXHIBITS TO FORM 10-Q



                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 1997  COMMISSION FILE NUMBER 0-7469

                                TJ INTERNATIONAL, INC.

                                    EXHIBIT INDEX


EXHIBITS                                                             PAGE
--------                                                             ----

(10)   TJ International, Inc. Revenue Bond Issue                    Document 1

       Loan Agreement, Note, and Guarantee Agreement dated as of September
          30,1997 pertaining to $42,600,000 taxable notes.

(27)   Financial Data Schedule                                      Document 2