Form 10-K405
period 1998-01-03
TJ INTERNATIONAL INC
filed 1998-04-03
CIK 99974

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended January 3, 1998

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from________to________

                          Commission File Number 0-7469

                              TJ INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      82-0250992
--------------------------------          ------------------------------------
  (State of incorporation)               (IRS employer identification number)

  200 EAST MALLARD DRIVE, BOISE, IDAHO                    83706
----------------------------------------                ----------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 30, 1998 was $432,034,000.

    The number of outstanding shares of the registrant's common stock ($1.00 par value), as of March 30, 1998 was 17,003,765, excluding 888,782 shares held as treasury stock.

    Documents incorporated by reference: Listed hereunder the following documents if incorporated by reference, and the Parts of this Form 10-K into which the document is incorporated:

    The registrant's definitive proxy statement for use in connection with the annual meeting of stockholders scheduled to be held on May 27, 1998, portions of which are incorporated by reference into Part III of this Form 10-K.

                          EXHIBIT INDEX ON PAGE 25

                                     PART I

ITEM 1. BUSINESS

ITEM 1(a). General Development of Business

RECENT DEVELOPMENTS

1997 Financial Results

TJ International, Inc., (the Company) is the 51 percent owner and managing partner of Trus Joist MacMillan a Limited Partnership (TJM), the world's leading manufacture and marketer of engineered lumber products. Substantially all of the Company's operating assets are held and revenue generated by TJM. MacMillan Bloedel Limited (MB) owns a 49 percent interest in TJM.

    The Company achieved record sales in 1997, due to the continued acceptance of engineered lumber products as a substitute for solid-sawn lumber in the marketplace. This continued acceptance was due to a combination of factors, including the Company's on-going education efforts in the building community, the adoption of engineered lumber products as the product of choice in many regional markets, and the development and introduction of new products.

    The Company experienced an increase in sales of $129 million in 1997, compared to 1996. Resulting in a 22.4% percent increase in sales in a year when North American housing starts were essentially flat comparing 1997 to 1996. Market prices for certain traditional solid-sawn lumber products, which represent the primary competitor of engineered lumber products began 1997 at near two-year high levels, but declined during the second half of the year. The declines were particularly sharp in West Coast species, such as Douglas Fir. In 1997, the Company's key benchmark of residential product sale per North American housing start rose 19 percent to $344 per start from the $289 per start of 1996.

    Income from continuing operations improved as a percent of sales primarily as a result of lower costs for oriented strand board (OSB) and veneer; increased prices for TimberStrand-Registered Trademark- LSL stemming from a product mix shift to higher margin products; and increased operating efficiencies and lower costs at many of the Company's manufacturing facilities.

    Selling expenses as a percentage of sales declined in 1997 to 10 percent, compared to 10.6 percent in 1996. General and Administrative expenses as a percent of sales increased in 1997 to 5.2 percent, from 4.6 percent in 1996. This increase was primarily the result of increased investments in business support software, which will provide the infrastructure for future growth increased research and development expenses to improve the Company's TimberStrand-Registered Trademark- LSL technology, and other costs necessary to support the growth of the Company.

    Net income from continuing operations increased $11.4 million to $27.5 million in 1997. Income from continuing operations per diluted share increased from $0.82 in 1996 to $1.44 in 1997.

    Sales for the fourth quarter of 1997 were $173.7 million, compared to $131.4 million in the fourth quarter of 1996, a 32.2 percent increase. Income from continuing operations improved to $6 million or $.31 per diluted share in the fourth quarter of 1997, compared to $4.1 million, or $.21 per diluted share in the fourth quarter of 1996.

Market Developments

    The Company believes that its engineered lumber products offer advantages in both performance and cost effectiveness over solid-sawn lumber and that such products are achieving increased market acceptance in residential construction. In 1997, the Company's residential product sales per North American housing start rose 19 percent to $344 per start from the $289 per start of 1996. 1997 marked the 15th consecutive year that the Company has increased sales per North American housing start in the key residential construction market. The Company's engineered lumber sales, per North American housing start have increased from $20 per start in 1983 to $344 per start in 1997, an increase of 1620 percent, with an annual compounded growth rate of 23 percent. Prices for solid-sawn lumber, which remains the Company's main competition, varied in 1997 from region to region. Prices for 2" x 10" green 14' Douglas fir lumber decreased 36% during 1997 from $475 per thousand board feet at the beginning of 1997 to $350 per thousand board feet at the end of 1997. Prices for southern yellow pine (SYP) 2" x 10", kiln dried 14' increased 12% during 1997 from $520 per thousand board feet at the beginning of 1997 to $580 per thousand at the end of 1997. Wide dimension lumber remains the primary competition to the Company's engineered lumber products.

Company Strategy

    The Company's primary objective remains increasing market penetration for its engineered lumber products. The Company believes that its fundamentals remain strong: builders continue to make the switch to engineered lumber products, which they are using in more applications on each project; consumer confidence and employment rates are high, so housing starts should remain at favorable levels; and the Company believes that it is well positioned with manufacturing, sales, marketing, and distribution to continue to grow its business. The Company also believes that regional fundamentals which have driven the Company's growth over the past several years remain in place, including the declining availability of high-quality, large diameter timber, the superior performance of engineered lumber products, and the Company's continuing transition to proprietary, lower-cost technologies. In addition, the Company continues to enjoy strong brand name recognition, supported by an extensive North American distribution network. Most importantly, the Company believes there continues to be growth in market acceptance of engineered lumber products.

    The Company's strategy, which is composed of two key elements, is focused on continuing its historic dominance in the engineered lumber industry-- a dominance which is reflected in an estimated market share of approximately 60 percent for engineered lumber products sold in North America. The Company's strategy includes the following:

    1. Low-cost Proprietary Technologies and Industry Leading Production Capacity. The Company intends to pursue the advantages of its technological leadership. The Company believes its technologies in engineered lumber enable it to use smaller logs and to make more efficient use of wood fiber than the current sawmill production of solid-sawn structural lumber. The Company also intends to capitalize on its proprietary technologies--Parallam-Registered Trademark- PSL and TimberStrand-Registered Trademark- LSL which allow the Company to manufacture engineered lumber from non-traditional tree species such as aspen and poplar. These species are lower in cost, more abundant and less environmentally sensitive than traditional fir and pine species. The Company believes it is well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs utilized to make the solid-sawn structural lumber products with which its products compete.

    The Company completed in 1997 its most recent capital expansion program, which is a new TJI-Registered Trademark--joist manufacturing plant at its East Kentucky facility that utilizes TimberStrand-Registered Trademark- LSL for flange material. The Company also began construction in 1997 of a Microllam-Registered Trademark- LVL plant in Evergreen, Alabama, which eventually may include the construction of a Parallam-Registered Trademark-PSL plant on the same site allowing the Company to take advantage of the synergies of the two technologies. These expansion projects are intended to enhance the Company's leading position in engineered lumber products. Through the expansion and addition of the new production facilities the Company believes it will maintain its approximate 60 percent share of the engineered lumber industry's capacity.

    The Company is examining potential sites for an additional combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant or a third TimberStrand-Registered Trademark- LSL plant. Commitment to this new capacity is contingent upon continued market demand and acceptance of engineered lumber products.

    The Company believes that the housing construction industry is undergoing a transition toward increased use of engineered lumber for structural building material, as wide-dimension commodity lumber generally increases in price and decreases in quality. The Company believes its capacity expansion plans are appropriate because its proprietary technology plants are expected to give the Company a significant cost, wood source, and product breadth and flexibility advantage which the Company believes will further strengthen its market leading position. The Company also believes that its recent capital expansion is prudent given the demand for these new technology products and competition in these markets that the Company expects will develop over time. However, there can be no assurance that the market for engineered lumber products will increase, that markets for new products will develop, or that the expected cost advantages will be realized.

    The Company has financed its capital expansion program through several sources, including a portion of the proceeds from the sale of common stock of the Company in 1993, equity contributions by TJM's limited partner, the proceeds of bond offerings in 1994, 1995, 1996, and 1997 and internally generated funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    2. A System of Integrated Components and Services and Value-Added Marketing. The Company intends to focus future marketing efforts on a system of integrated components, rather than individual products. The Company is currently analyzing, investigating, and developing the FrameWorks-Registered Trademark- Building System, which will represent a complete system in engineered lumber to build the entire structural frame of a home. The FrameWorks-Registered Trademark- Building System is expected to include roof, wall, stair, floor and other structural systems, enhancing the overall performance of the home, which the Company believes will be a benefit to architects, builders, dealers and homebuyers.

    The Company believes it has a competitive advantage over other engineered lumber producers in that it offers a complete support and service system for its products, including (i) a system performance guarantee for the lifetime of the home;
(ii) the largest technical service support, and sales force in the industry;
(iii) engineering assistance and performance recommendations; and (iv) computer-generated framing plans and materials specifications from its TJ-Xpert-TM- software, which gives the Company the ability to optimize design on a house-by-house basis.

    The Company will continue its emphasis on a broad and aggressive North American distribution network, emphasizing product availability and value-added services. The Company believes that its partnership with MacMillan Bloedel Limited and strategic alliances with Weyerhaeuser Company and other regional distributors and retailers offer it a significant advantage in the distribution of its engineered lumber products.

    The Company believes that its extensive product lines, highly-skilled, service- oriented sales force, and its extensive distribution network provide an unparalleled opportunity to meet the modern demands of the building community and the discriminating homeowner.

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

ITEM 1(c). Narrative Description of Business.

BUSINESS

GENERAL

    The Company is the leading manufacturer and marketer of engineered lumber products in the world. Engineered lumber products are high quality substitutes for solid sawn structural lumber historically obtained from the logging of older, large diameter trees. The Company utilizes advanced technology to manufacture engineered lumber at fifteen facilities located in the United States and Canada, and estimates that its market share is approximately 60 percent for engineered lumber products sold in North America.

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

    Most of the Company's technologies can use wood fiber from trees that were previously not suitable for the manufacture of structural lumber, and this allows the Company to access the current inventory of wood fiber in North America. This wood fiber differs from that in the past, primarily in the species and size of the trees available for harvest. Much of today's potential wood fiber supply consists of smaller second growth logs or is found in the interior forests of Appalachia, the upper Midwest and the Canadian interior forests. These forests include fast-growing, abundant and competitively priced species of trees such as aspen and poplar. These trees are not regarded as sufficiently large, straight, or strong enough to be sawn into structural lumber. The Company's new technologies now allow the use of these species for high grade structural products. The Company will continue to use substantial volumes of Douglas fir in the West and southern yellow pine wood fiber in the South at its existing LVL plants from the available supply of mature trees or smaller second growth logs.

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

ENGINEERED LUMBER PRODUCTS

    OVERVIEW. The Company believes that the housing construction industry is undergoing a transition in its use of structural building materials as solid-sawn structural lumber increases in price and decreases in quality. Engineered lumber is enjoying increased market acceptance and is displacing solid-sawn structural lumber.

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

    The following table outlines the principal features of the Company's technologies:

TECHNOLOGY                        RAW MATERIAL                MAXIMUM SIZE           PRODUCTION FACILITIES
----------------------    --------------------------------  --------------------  --------------------------------
Microllam-Registered      Rectangular high-grade            80 feet long by       Buckhannon, West Virginia
Trademark- LVL            veneer                            4 feet wide by        Eugene, Oregon
                                                            3 1/2 inches thick    Junction City, Oregon
                                                                                  Natchitoches, Louisiana
                                                                                  Valdosta, Georgia

Parallam-Registered       Irregular veneer from first       66 feet long by       Buckhannon, West Virginia
Trademark- PSL            and last peels of the log         20 inches wide by     Colbert, Georgia
                                                            11 inches thick       Vancouver, British Columbia

TimberStrand-Registered   Strands of pulpwood up to         48 feet long by       Deerwood, Minnesota
Trademark- LSL            12 inches long                    8 feet wide by        Hazard, Kentucky
                                                            5 1/2 inches thick

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

    LAMINATED STRAND LUMBER (LSL): The Company's other proprietary engineered lumber technology, LSL, begins with small-diameter, 8-foot-long logs such as aspen and poplar. These are species traditionally used in lower value applications such as pulp logs, and are therefore substantially less expensive than traditional sources of solid-sawn lumber. These logs are flaked into strands 12 inches long, which are then treated with an adhesive. The strands are put into a steam-injection press that significantly densifies the wood and creates boards up to 48 feet long, up to 5 1/2 inches thick, and 8 feet wide. The Company's LSL process is protected in the U.S. and in 24 other countries. In addition, one patent is pending approval. These patents provide protection through 2010.

    PRODUCTS: The Company produces the broadest line of structural engineered lumber building products in the industry, possesses certain exclusive product technologies, and believes it enjoys a reputation for superior quality and service. The table on the following page lists the Company's products, the technology utilized, product size, and end use of such products.

                  TJ INTERNATIONAL ENGINEERED LUMBER PRODUCTS

        RESIDENTIAL               ENGINEERED LUMBER                 PRODUCT
         PRODUCTS                    TECHNOLOGY                      SIZE                        END USE
---------------------------  ---------------------------  ---------------------------  ---------------------------
TJI-Registered Trademark-    Microllam-Registered         9 1/2" to 16" deep           Residential construction
-joists                      Trademark- LVL or            Width from 1 1/2" to         floor and roof joists.
                             TimberStrand-Registered      3 1/2"                       Substitutes for traditional
                             Trademark- LSL on the top    Up to 80' long               2x10 and 2x12 sawn lumber
                             and bottom with enhanced                                  systems.
                             composite panel webs in the
                             middle

Rim joists                   TimberStrand-Registered      1 1/2" thick                 Residential construction
                             Trademark- LSL               9 1/2" to 16" deep           frames in perimeter of floor.
                                                          17' to 48' long              Substitutes for laterally
                                                                                       ripped plywood and/or 2x10
                                                                                       and 2x12 sawn lumber.

Wall Framing                 TimberStrand-Registered      2" x 4" and 2" x 6"          Designed for residential and
                             Trademark- LSL               dimensions                   light-commercial
                                                          14' to 22' long              construction. Substitutes
                                                                                       for traditional sawn lumber
                                                                                       in wall framing applications.

Headers, beams, and          Microllam-Registered         1 3/4" to 7 1/4" thick       Residential construction.
columns                      Trademark- LVL               9 1/2" to 18" deep           Ranges from main carrying
                             Parallam-Registered          Up to 80' long               beam in home to support
                             Trademark- PSL                                            structures above a window
                             TimberStrand-Registered                                   or door (header).
                             Trademark- LSL                                            Substitutes for traditional
                                                                                       2x10 and 2x12 sawn
                                                                                       lumber, glulam and steel
                                                                                       beams.

    COMMERCIAL PRODUCTS
---------------------------
Open-web truss               Microllam-Registered         14" to 114" deep            Roof support structure in
                             Trademark- or strength-      Spans lengths up to         light commercial buildings.
                             rated lumber on the top and  120' long
                             bottom with tubular steel
                             webs in the middle

TJI-Registered               Microllam-Registered         2.3" to 4.65" thick          Roof structure for smaller
Trademark- roof truss        Trademark- LVL               4 1/2" to 37.1" deep         commercial buildings.
series                                                    Up to 80' long

    INDUSTRIAL PRODUCTS
---------------------------



Window and door core         TimberStrand-Registered      Various                      Substitutes for finger-
material                     Trademark- LSL                                            jointed Ponderosa pine
                                                                                       lumber in the manufacture
                                                                                       of wood windows and
                                                                                       doors.

Concrete forming and         Microllam-Registered         1 1/2" to 5 1/4" thick       Support members in the
shoring support members      Trademark- LVL               6 1/2" to 20" deep           structure into which wet
                             Parallam-Registered          Up to 80' long               concrete is poured in both
                             Trademark-                                                residential and commercial
                                                                                       buildings. Substitutes for
                                                                                       2x10, 2x12, 4x4 and larger
                                                                                       sawn lumber and for
                                                                                       aluminum form support
                                                                                       systems.

Scaffold plank               Microllam-Registered         1 1/2" to 2 1/2" thick       Decking material in scaffold
                             Trademark- LVL               9" to 11 3/4" wide           frames. Substitutes for high
                                                          Up to 80' long               strength rated 2x6 and 2x8
                                                                                       sawn lumber.

    The Company continues to explore the development of new and improved engineered lumber products which have superior performance and quality characteristics relative to traditional solid-sawn lumber. The Company has developed and has increased manufacturing and marketing of a TJI-Registered Trademark--joist utilizing TimberStrand-Registered Trademark- LSL as the flange material. The Company has an aggressive R&D program that focuses on new product development that has a targeted effort to develop further TimberStrand-Registered Trademark- LSL products as well as a solid floor joist targeted at the multi-family construction market and other structural and industrial products, including long-length garage door headers.

    The Company owns a number of registered and non-registered trademarks for its promotional literature and engineered lumber products. The Company believes that its engineered lumber trademarks, and in particular, its Silent Floor-Registered Trademark- brand of residential structural products, have achieved significant name recognition in the engineered lumber industry.

    MARKETS. The Company's engineered lumber is sold primarily to four markets. The largest market is the new construction residential housing market, which includes single-family detached homes, apartments, condominiums, townhouses, and manufactured housing. Industrial uses are another market and include core components for the millwork and furniture industry, scaffold plank, and concrete forming and shoring products. The third market is light-commercial construction, which includes structures such as warehouses, schools, gymnasiums, shopping centers, and low-rise office buildings. International markets consist of sales outside of North America with products going into new construction residential housing, manufactured housing, and OEM applications.

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

    COMPETITION. Solid-sawn lumber products produced in traditional sawmills remain the primary competition for the Company's engineered lumber products.

    The Company's competition in the growing engineered lumber industry includes large competitors producing LVL and I-joists in several plants across North America, and others that are manufacturing wood I-joists only. Competition is expected to continue to increase as a number of the Company's competitors, including Louisiana-Pacific Corporation, Boise Cascade Corporation, Union Camp, and Willamette Industries have undertaken capacity expansion plans in the LVL and I-joist business. In particular, competition may emerge or increase from established wood products companies that now sell primarily traditional wood products. A number of existing competitors such as Louisiana-Pacific Corporation, Boise Cascade Corporation, Willamette Industries, Union Camp, and Georgia-Pacific Corporation, own a significant portion of their own raw materials and generally have greater financial resources than the Company.

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

BACKLOG

    The Company's order backlog at January 3, 1998 was approximately $41 million compared to approximately $31 million at December 28, 1996. Some portion of the current order backlog will probably not be filled due to extended deliveries or cancellations. In addition, lead times of orders can vary significantly from quarter to quarter and year to year. Accordingly, the Company's backlog on a particular date may not be representative of the level of future sales.

EMPLOYEES

    As of January 3, 1998, the Company employed a total of approximately 3,592 employees in its engineered lumber operations.

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

YEAR 2000 COMPUTER ISSUE

    Virtually all computer systems today were developed using two digits to specify the year. As a result, such computer systems recognize the year 2000 as
00. This issue could cause computer applications to fail or to create incorrect results unless corrective action is taken. The Company is currently implementing, or are planning to implement computer system upgrades that will be completed before the year 2000, which will make these computer systems 2000-compliant. The Company is evaluating what actions will be necessary to make the Company's remaining computer systems year 2000-compliant. The expense associated with these actions is not expected to be material to the Company.

FORWARD LOOKING STATEMENTS

    Forward looking statements include, without limitation, statements regarding the adequacy of the Company's reserves for discontinued operations and expectations of future increases in its product acceptance. Investors are cautioned that forward looking statements are subject to an inherent risk that actual results may vary materially from those described, projected or implied herein. Factors that may result in such variance include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward looking statements.

ITEM 1(D). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
  OPERATIONS AND EXPORT SALES.

    The Company operates manufacturing facilities in two countries, the United States and Canada; and the majority of all sales are made domestically in those countries. In 1997, revenues and identifiable assets attributable to the Canadian operations were less than 10% of the corresponding consolidated amounts. Accordingly, financial information about foreign and domestic operations and export sales is not included herein.

ITEM 2. PROPERTIES.

    Set forth below are the locations of the Company's manufacturing facilities and the technology and/or products produced at such facilities.

                                                                        ENGINEERED LUMBER TECHNOLOGY
                                                                                                             PRODUCTS
                                                                            ---------------------          -------------
                STRUCTURAL PRODUCTS MANUFACTURING                       LVL          PSL          LSL         I-JOIST
------------------------------------------------------------------      ---          ---          ---      -------------


Buckhannon, West Virginia.........................................           X            X
Chino, California.................................................
Claresholm, Alberta...............................................                                                   X
Colbert, Georgia..................................................                        X
Deerwood, Minnesota...............................................                                     X
Delaware, Ohio....................................................
Eugene, Oregon ...................................................           X                                       X
Hazard, Kentucky..................................................                                     X             X
Hillsboro, Oregon.................................................
Junction City, Oregon.............................................           X
Natchitoches, Louisiana...........................................           X                                       X
Stayton, Oregon...................................................           X                                       X
Valdosta, Georgia.................................................           X                                       X
Vancouver, British Columbia.......................................                        X
Elma, Washington..................................................           *            *
Evergreen, Alabama **.............................................

                STRUCTURAL PRODUCTS MANUFACTURING                      OPEN WEB TRUSSES
------------------------------------------------------------------  -----------------------
Buckhannon, West Virginia.........................................
Chino, California.................................................                 X
Claresholm, Alberta...............................................                 X
Colbert, Georgia..................................................
Deerwood, Minnesota...............................................
Delaware, Ohio....................................................                 X
Eugene, Oregon....................................................
Hazard, Kentucky..................................................
Hillsboro, Oregon.................................................                 X
Junction City, Oregon.............................................
Natchitoches, Louisiana...........................................
Stayton, Oregon...................................................
Valdosta, Georgia.................................................
Vancouver, British Columbia.......................................
Elma, Washington..................................................
Evergreen, Alabama **.............................................

------------------------
 *  Produces veneer for LVL and PSL Lumber productions
**  Scheduled to begin production late 1998

    The Company owns a Boise, Idaho, property of approximately 32 acres of unimproved land. The Company's headquarters staff are located on leased property in Boise, Idaho.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    ITEM A. Executive Officers of the Registrant.

    Following is a schedule of names and certain information regarding all of the executive officers of the Company, as of January 3, 1998, each of whose term of office is one year.

NAME AND AGE                                                                       OFFICE
--------------------------------------------------------  --------------------------------------------------------
Harold E. Thomas, age 71                                  Chairman of the Board

Thomas H. Denig, age 51                                   President and Chief Executive Officer

Robert J. Dingman, age 56                                 Senior Vice President, Custom Operations Group

Randy W. Goruk, age 45                                    Senior Vice President, North American Residential
                                                          Operations Group

Patrick D. Smith, age 51                                  Senior Vice President, Manufacturing Operations Group

Valerie A. Heusinkveld, age 39                            Vice President, Finance and Chief Financial Officer

Richard B. Drury, age 48                                  Secretary and Treasurer

Jody B. Olson, age 50                                     Vice President, Corporate Development

Floyd J. Juday, age 54                                    Vice President, Marketing Services

James H. Ware, age 54                                     Vice President, Technology and Chief Technology Officer

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

    Thomas H. Denig was elected President and Chief Executive Officer of TJ International, Inc. in 1995. Mr. Denig was elected Senior Vice President, Structural Operations in 1990. Mr. Denig was also elected President and Chief Executive Officer of Trus Joist MacMillan in 1991, after having served as President of Trus Joist Corporation since 1990. Mr. Denig joined the Company in 1974 as a salesperson and has subsequently served as California South Sales Manager, Microllam-R- Lumber Industrial Sales Manager, National Sales Manager, Western Division Manager, Eastern Division Manager and had been elected Vice President,

Eastern Operations in 1985. Mr. Denig is a graduate of Valparaiso
University and served as a lieutenant in the U.S. Marine Corp. before joining the Company.

    Robert J. Dingman was appointed Sr. Vice President, Custom Operations Group for Trus Joist MacMillan, in 1995. Mr. Dingman joined the Company in 1983 as the Southwest Division Manager and has subsequently served as Division Manager, Microllam-R- Lumber Operations and Sr. Vice President, Western Operations. Before joining the Company, Mr. Dingman, a graduate of St. Lawrence University, was Vice President and General Manager of the Architectural Building Products Division of Koppers Company, Inc.

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

    Patrick D. Smith was appointed Senior Vice President, Manufacturing Operations Group for Trus Joist MacMillan in 1994. Mr. Smith joined the Company in 1984 as the Plant Manager at the Natchitoches, Louisiana plant and has subsequently served as Plant Manager at the Colbert, Georgia plant, General Manager of the Atlantic Coastal Division, and Vice President of Construction. Before joining the Company, Mr. Smith, a graduate at Edinboro University, began a 15 year career with the Koppers Company in their Forest Products Division. He managed three different manufacturing plants and worked in the industrial relations department.

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

    Richard B. Drury was elected Secretary in 1985 and was elected to the additional position of Treasurer in 1991. Mr. Drury is a graduate of Boise State University and a Certified Public Accountant. Prior to joining the Company in 1979, Mr. Drury worked for Arthur Andersen & Co.

    Jody B. Olson was elected Vice President, Corporate Development in 1987. Previous positions held by Mr. Olson were Microllam-R- Lumber Division Controller; Microllam-R- Lumber Industrial Salesperson and Sales Manager; General Manager of the Company's former trucking subsidiary; Manager, Energy Systems; Assistant to the President, Mergers and Acquisitions; and Manager, Corporate Development. Mr. Olson, who joined the Company in 1979, is a graduate of the University of Idaho and the Lewis and Clark Law School.

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

    James H. Ware was appointed Vice President, Engineering and Chief Technology Officer for Trus Joist MacMillan in October of 1995. Dr. Ware joined the Company as Vice President, Research and Development, in February of 1995, after 17 years at Scott Paper Company where his most recent positions were Worldwide Business Applications Leader and Technology Manager for Worldwide Operations. Prior to his career with Scott, Dr. Ware was a Research Scientist at Union Camp Corporation's Princeton Research Center and a faculty member in the School of Engineering at North Carolina State University. Dr. Ware holds BS, MS and Ph.D. degrees in Engineering Mechanics from North Carolina State University.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
  AND RELATED STOCKHOLDER MATTERS.

    The approximate number of record holders of the Company's $1.00 par value common stock at March 18, 1998, is set forth below:

                  (1)                              (2)
            Title of Class              Number of Record Holders
            --------------              ------------------------

         Common Stock, $1 par value               1,909

    There are approximately 14,000 beneficial stockholders. The remainder of this Item 5 is contained in the following sections of the Report at the pages indicated below:

    "Market and Dividend Information," on page 33 of this Report, to the extent that said section discusses the principal market or markets on which the Company's common stock is being traded; the range of high and low quoted sales prices (closing) for each quarterly period during the past two years; the source of such quotations; and the frequency and amount of any dividends paid during the past two years with respect to such common stock.

    "Note 3 to the consolidated financial statements," page 41 of this Report, to the extent that said Note describes any restriction on the Company's present or future ability to pay such dividends.

ITEMS 6, 7, AND 8.

    The information called for by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

                        CAPTIONS AND PAGES OF THIS REPORT

ITEM 6.  Selected Financial Data        "Selected Financial Data"....        27

ITEM 7.  Management's Discussion and    "Management's Discussion and
         Analysis of Financial          Analysis"....................        29
         Conditions and Results of
         Operations

ITEM 8.  Financial Statements and       "Consolidated Financial
         Supplementary Data             Statements"..................        35

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Item 12 is included in the company's definitive proxy statement under the caption under the caption "Stock
  Ownership"; and is incorporated herein by reference.

    For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-K, the Company has assumed that affiliates are those persons identified in the portion of the definitive proxy statement identified above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 13 is included in Note 9 to the consolidated financial statements, pages 49 of this report.

    -Registered Trademark---Microllam, Parallam, TimberStrand, TJI, The Silent Floor, FrameWorks are registered trademarks of the Company.

(TM)--TJ-Xpert is a trademark of the Company

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
  ON FORM 8-K.

(a) Financial Statements

    A list of the financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

(b) Reports on Form 8-K.

    There have been no Form 8-K filings during the fourth quarter of 1997.

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

        1997 Non-Employee Director filed as an exhibit to the Company's form 10-Q for the quarter end June 28, 1997 and is incorporated herein by reference.

        1996 Stock Option Plan. This document was filed as an exhibit to the Company's form 10-Q for the quarter ended June 28, 1997 and is incorporated herein by reference.

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

    Loan Agreement, Loan Agreement, Note, and Guarantee Agreement dated September 30, 1997 pertaining to the $42,600,000 taxable notes. These documents were filed as an exhibit to the Company's Form 10-Q for the quarter ended September 28, 1997 and are incorporated herein by reference.

(11) Statement regarding computation of per share earnings. The information required by Exhibit (11) is included under the caption "Net Income Per Share" in Note 1 to the consolidated financial statements, page 42 of this Report.

(22) Subsidiaries of the registrant.

(24) Consent of independent public accountants to the incorporation of their report dated February 2, 1998, included in this Form 10-K for the year ended January 3, 1998, into TJ International, Inc.'s previously filed Form S-8 Registration Statements as follows: (registration numbers in parentheses). Trus Joist Corporation Employee Stock Ownership Plan (2-96065), Trus Joist Corporation Associates' Stock Purchase Plan, (2-96821), Trus Joist Corporation Key Employees' 1982 Inventive Stock Option Plan with Nonstatutory feature (2-96964), Trus Joist Corporation Employee Stock Ownership Plan ( 33-4704), Trus Joist Corporation Profit Sharing Plan, (33-21870), Trus Joist Corporation Key Employees' 1985 Incentive Stock Option Plan with

Nonstatutory Feature, as amended (33-22186), TJ International, Inc. Key Employees' 1988 and 1992 Stock Option Plans (33-54582), TJ International Inc., Key Employees' 1993 Stock Option Plan (333-04713) Associates' Stock Purchase Plan (333-18425) and Leveraged Stock Purchase Plan (333-18427), Key Employees' 1996 Stock Option Plan and Non-Employee Directors 1997 Stock Plan (333-32665).

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

    TJ INTERNATIONAL, INC., Registrant

    By
      --------------------------------------------------------
       Thomas H. Denig--President, Chief Executive Officer,
       Director and Attorney-in-Fact for Directors listed below

    By
      --------------------------------------------------------
       Valerie A. Heusinkveld--Vice President, Finance and Chief Financial Officer

    Each of the above signatures is affixed as of March 18, 1998. Those Directors of TJ International, Inc. listed below executed powers of attorney appointing Thomas H. Denig their attorney-in-fact, empowering him to sign this report on their behalf.

    Robert B. Findlay
    J. L. Scott
    Jerre L. Stead
    Harold E. Thomas
    Arthur L. Troutner
    Joyce A. Godwin
    Steven C. Wheelwright
    William J. White

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             EXHIBITS TO FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 1998          Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:                                 PAGES IN THIS REPORT
                                                                                         ---------------------

(1)      Financial Statements:

         Selected Financial Data.......................................................................27

         Management's Discussion and Analysis..........................................................29

         Market and Dividend Information...............................................................33

         Report of Independent Public Accountants......................................................33

         Quarterly Financial Data (Unaudited)..........................................................34

         Consolidated Balance Sheets at January 3, 1998, December 28, 1996 and December 30, 1995.......35

         Consolidated Statements of Income for the three years ended January 3, 1998...................36

         Consolidated Statements of Stockholders' Equity for the three years ended January 3, 1998.....37

         Consolidated Statements of Cash Flow for the three years ended January 3, 1998................38

         Notes to Consolidated Financial Statements....................................................39

                                                                                                  PAGES IN THIS
THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:                                             REPORT
                                                                                                ------------------
(3)Exhibits

(21)Subsidiaries of the Registrant............................................................        Document 2

(24)Consent of Independent Public Accountants.................................................        Document 3

(25)Powers of Attorney........................................................................        Document 4

(27)Financial Data Schedules for the year ended December 30, 1995, December 28, 1996, and
    January 3, 1998.............................................................................      Document 5

    All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

SELECTED FINANCIAL DATA
AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES

    The following table summarizes selected financial data for the five fiscal years ended January 3, 1998, and should be read in conjunction with the more-detailed Consolidated Financial Statements included herein.

                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
Sales................................................  $  706,316  $  577,166  $  484,845  $  496,060  $  436,602
Income from continuing operations....................      27,525      16,175       9,741      16,250      20,668
Net income (loss)....................................      27,525      16,175     (29,911)      8,848      12,528
Net income from continuing operations per share
  Basic..............................................        1.55        0.88        0.52        0.91        1.44
  Diluted............................................        1.44        0.82        0.48        0.83        1.29
Weighted average number of shares outstanding
  Basic..............................................      17,156      17,277      17,132      16,848      13,762
  Diluted............................................      18,663      18,853      17,132      18,608      15,529
Cash dividends declared per common share.............  $    0.220  $    0.220  $    0.220  $    0.220  $    0.215
Working capital, excluding discontinued operations...     219,205     116,862      53,355      98,042     109,503
Total assets.........................................     712,104     599,815     546,310     584,909     421,150
Long-term debt, excluding current portion............     142,390      88,140      89,440     102,280      23,709
Stockholders' equity.................................     241,412     228,070     210,144     240,558     234,741
Net book value per share.............................       14.16       13.03       12.27       14.22       14.02
Return from continuing operations on average
  stockholders' equity...............................        11.7%        7.4%        4.3%        3.7%        6.9%


    In 1995, net income (loss) includes ($36,191) for the loss on disposal of discontinued operations. All prior periods have been restated for discontinued operations; see footnote 2 for further discussion.

FINANCIAL HIGHLIGHTS

AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES

                                                                                1997          1996         % CHANGE
                                                                            ------------  ------------  ---------------
FOR THE TWO YEARS ENDED JANUARY 3, 1998
Sales.....................................................................  $    706,316  $    577,166            22%
Income from operations....................................................        85,456        54,449            57%
Operating margin..........................................................          12.1%          9.4%
Net income................................................................        27,525        16,175            70%
Net income per share
  Basic...................................................................          1.55          0.88            76%
  Diluted.................................................................          1.44          0.82            76%
Return on average stockholders' equity....................................          11.7%          7.4%

AT THE END OF THE FISCAL YEAR
Total assets..............................................................  $    712,104  $    599,815            19%
Stockholders' equity......................................................       241,412       228,070             6%
Number of shares -- Common stock outstanding..............................    17,807,142    17,500,896             2%
Associates................................................................         3,592         3,037            18%
Share price -- close......................................................         24.38         22.00            11%
Book value per share......................................................         14.16         13.03             4%
Market capitalization.....................................................  $    415,496  $    385,020            13%

FOR THE FOURTH QUARTER OF EACH FISCAL YEAR
Sales.....................................................................  $    173,747  $    131,388            32%
Income from operations....................................................        18,716        12,590            49%
Net income................................................................         6,015         4,089            47%
Net income per share
  Basic...................................................................          0.34          0.22            55%
  Diluted.................................................................  $       0.31  $       0.21            48%
                                                                            ------------  ------------            --
                                                                            ------------  ------------            --


ANALYST REPORTS RECENTLY ISSUED

    A.G. Edwards & Sons, Inc., St. Louis, MO; CIBC Wood Gundy Securities Inc., Toronto, Canada; CS First Boston Corporation, New York, NY; D.A. Davidson & Co., Portland, OR; Goldman Sachs &Co., New York, NY; Piper Jaffray Inc., Seattle,WA; Ragen Mackenzie Incorporated, Seattle,WA; TD Securities, Inc., Toronto, Ontario; Value Line, Inc., New York, NY

MANAGEMENT'S DISCUSSION AND ANALYSIS

1997 Compared to 1996

    The Company achieved record sales levels in 1997. Sales increased by $129 million from the prior year. This increase stems primarily from greater acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber in North American residential construction markets together with very strong growth in commercial construction markets and international markets.

    In 1997, the Company's sales of products in commercial construction markets increased 35% to $76 million. The growth was primarily a result of intensified sales efforts in established West Coast markets, increased success of marketing to national commercial accounts and the introduction of new products. Sales in international markets grew 44% to $30.4 million in 1997. The largest growth came from sales of TimberStrand-Registered Trademark- lumber products in Japan.

    Sales per North American housing start rose 19 percent to $344 per start from the $289 per start of 1996. This marks the 15th consecutive year the Company has achieved market penetration growth in the key residential construction market. Nearly every geographic region of the continent showed gains in sales per housing start, with exceptionally strong improvements registered in eastern Canada, the Southwest, and the southern United States. It should be noted that this strong improvement in market penetration occurred in a highly competitive North American housing environment where starts were essentially flat comparing 1997 with 1996.

    Prices for commodity solid-sawn lumber products, which remain the principal competition for the Company's engineered lumber products, began 1997 at near two-year high levels, but declined in the second half of the year. The declines were particularly sharp in the West Coast species such as Douglas fir. Sales growth resulted primarily from increased unit-volume sales, as prices for the Company's products were on average flat for 1997 compared to 1996. Volume gains were strongest for the Company's new-technology TimberStrand-Registered Trademark- LSL and ParallamO PSL products.

    Sales for the fourth quarter of 1997 were $173.7 million, compared to $131.4 million in the fourth quarter of 1996, a 32.2 percent increase. This sales growth was primarily unit-volume growth. Unit-selling prices were essentially flat for the fourth quarter 1997 compared to the fourth quarter 1996.

    Gross margins for the year ended January 3, 1998, were 27.4 percent compared to 24.7 percent for 1996. Margin gains resulted from lower costs for raw materials such as oriented strand board (OSB) and veneer; increased prices for TimberStrand-Registered Trademark- LSL products stemming from a product mix shift to higher value products; and increased operating efficiencies at many of the Company's manufacturing facilities.

    The Company's newest facility, which manufactures TimberStrand-Registered Trademark- LSL in East Kentucky, continued to improve its performance in 1997. The plant transitioned from losses in the first quarter to profitability in the third quarter of the year. Additionally, in 1997 the Company's other new plant, located in Buckhannon, West Virginia, successfully improved in 1997 to become the Company's low cost producer of Parallam-Registered Trademark- PSL and Microllam-Registered Trademark- LVL.

    Selling expenses for 1997 increased $9.7 million, from $61.3 million in 1996 to $71 million in 1997, however, they declined as a percentage of sales to 10 percent from 10.6 percent in 1996. Total selling expenses rose because of variable selling expenses and sales commissions resulting from sales growth. Additionally, the Company continues to invest in developing international markets, aggressively bringing innovative products to market and support efforts related to product mix optimization such as literature and training.

    General and administrative expenses for 1997 increased $10.3 million, from $26.6 million and 4.6 percent as a percentage of sales in 1996, to $36.9 million and 5.2 percent as a percentage of sales in 1997. The largest component of this increase is spending for business support software, which will provide infrastructure for future growth. Additionally, the Company increased research and development expenses to further improve the Company's TimberStrand LSL technology and other costs necessary to support the growth of the Company.

    Interest expense in 1997 was $6.9 million compared to $6.3 million in 1996. The increase in interest was due to higher debt levels offset somewhat by higher amounts of capitalized interest and lower rates on the variable interest rate debt. Minority interest increased to $39.7 million in 1997 as a result of the increased earnings at the TJM Partnership.

1996 Compared to 1995

    The Company achieved record sales levels in 1996 with sales increasing $92 million from the prior year. The increase resulted primarily from growing acceptance of the Company's engineered lumber products as a substitute for commodity solid-sawn lumber. Increasing North American housing starts and rising prices for solid-sawn lumber facilitated this transition.

    North American housing starts increased nearly 10 percent over 1995 levels. Markets for certain solid-sawn lumber products rose an average of 7 percent over 1995 levels, hitting a two-and-a-half year high in the latter half of 1996. The Company's sales per North American housing start were $289 compared to $263 at year-end 1995, a 10 percent increase. This was the 14th consecutive year the Company achieved market penetration growth in the key residential construction market.

    The Company had a 21 percent increase in unit-volume sales compared to the prior year. Volume gains were strongest in the Company's new-technology TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL products. In particular, new products, such as TimberStrand-Registered Trademark- LSL Wall Framing and Light-Duty Header products and the Parallam-Registered Trademark- PSL Commercial Beam, combined with existing new-technology products, such as TimberStrand-Registered Trademark- LSL Rim Board, window and door parts, and furniture components, to achieve these significant volume increases.

    Additionally, exports of TimberStrand-Registered Trademark- LSL into Pacific Rim countries, such as Japan, increased 186 percent over their 1995 levels. In 1996, Pacific Rim exports represented in excess of 15 percent of total TimberStrand-Registered Trademark- LSL sales.

    Sales for the fourth quarter of 1996 were $131.4 million compared to $113.3 million in the fourth quarter of 1995, a 16 percent increase. This increase came from strong volume growth, particularly in the Company's TimberStrand-Registered Trademark- LSL products. Average selling prices also increased in the fourth quarter for all of the Company's product lines over the prior year's levels.

    Gross margins for the year ended December 28, 1996, were 24.7 percent compared with 22.4 percent in 1995. The margin gains resulted primarily from the improved operating performance at the Company's new combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant in Buckhannon, West Virginia, and TimberStrand-Registered Trademark-LSL plant in East Kentucky. The combination Microllam-Registered Trademark-LVL and Parallam-Registered Trademark- PSL plant was a solid contributor to Company margins during 1996. Although the Company's TimberStrand LSL plant in East Kentucky was not profitable for the year as a whole, the facility achieved a positive cash flow in the latter part of the third quarter and throughout the fourth quarter. Margins also were aided by a general decline in the cost of certain key raw materials such as OSB and veneer.

    Selling expenses increased $7.6 million in 1996; however, they declined slightly as a percent of sales compared to the prior year. The overall increase was due to variable selling expenses and commissions. Additionally, the Company continued to invest in developing and bringing new and innovative products to the market place.

    General and administrative expenses increased $1.9 million from the prior year. This increase was driven by additional research and development expenses and other costs necessary to support the growth of the business.

    Interest expense was recognized in 1996 due to the end of the construction phase of the two new plants in 1995. Minority interest expense increased $7.6 million from 1995 because of increased earnings at the TJM Partnership.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from the operations of the Company's engineered lumber partnership, as measured by net income plus non-cash charges, for depreciation, amortization, and minority interest, was $110 million during 1997, compared to $80 million in 1996. The Company invested $43 million in capital expenditures during 1997, which primarily represented its on-going program for productivity improvements in its manufacturing facilities and an investment in increased production capacity.

    In 1997 the Company completed construction of a TJIO-joist manufacturing facility at its East Kentucky location. The new production line will allow the Company to produce TJIO-joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange. Spending in 1997 for this facility was $16.5 million. The Company also began construction of a $45 million Microllam-Registered Trademark- lumber and TJIO joist facility in Evergreen, Alabama. During 1997 spending for this facility was $3.0 million. The plant is expected to be completed in the fourth quarter of 1998 with production volumes available for the 1999 building season.

    The Company's Board of Directors authorized the purchase of up to $15 million of the Company's common stock at market prices. The Company purchased $8.3 million of stock during the first quarter and $6.7 million of stock during the second quarter of 1997 completing the stock purchase plan. In addition, the Board of Directors authorized and the Company purchased an additional $1.3 million of stock during the third quarter of 1997.

    In the fourth quarter of 1997, the Company issued $42.6 million of taxable notes to preserve the Company's ability in the future to issue in the future additional industrial revenue bonds to help finance the East Kentucky TimberStrand-Registered Trademark- LSL plant. The notes are due in a single maturity on November 15, 2001, subject to prepayment at the option of the Company. The notes are unsecured. In addition, during the second quarter of 1997, the Company issued $11.65 million of industrial revenue bonds associated with the construction of the East Kentucky plant. The bonds are due in a single maturity in 2027, with interest payable semi-annually at 6.55 percent.

    In the second quarter of 1996, the Company issued $5.7 million of industrial revenue bonds related to the construction of the East Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2026, with interest payable at 6.8 percent.

    In the third quarter of 1995, the Company issued $22.5 million of industrial revenue bonds to help finance the construction of the Buckhannon, West Virginia, combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant. The bonds are due in a single maturity in 2025, with interest payable semi-annually at 7 percent.

    The Company completed the sale of its window division during the third quarter of 1996. As part of the sale the Company retained certain liabilities regarding warranty obligations. Management believes that existing reserves are adequate to meet all subsequent liabilities that may arise related to the discontinued operations.

    The Company is evaluating potential sites for an additional combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant or a third TimberStrand-Registered Trademark- LSL plant, but has not determined when or where to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet the on-going operating and capital expansion needs of the Company. The Company also believes that additional expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

    Substantially all of the Company's operating assets are held, and revenue generated, by its TJM Partnership. The partnership regularly distributes cash to the partners to fund the tax liabilities generated by the partnership at the Company level. All other distribution of cash by the partnership are dependent on the affirmative votes of the representatives of the minority partner. Accordingly, there can be no assurance that such distributions will be approved and thereby be available for the payment of dividends or to fund other operations of the Company.

INDUSTRY, COMPETITION, AND CYCLICALITY

    The Company's engineered lumber products continue to gain acceptance as high-quality alternatives to traditional solid-sawn lumber products. Through the Company's intensive marketing efforts, builders and other wood users increasingly recognize the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products.

   The Company believes this trend will continue well into the future. No other Company possesses the range of engineered lumber products, the levels of service and technical support, or the proprietary, second-generation technologies of TimberStrand-Registered Trademark- LSL or Parallam-Registered Trademark- PSL. There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber products. These look-alike products are manufactured using a process similar to the Company's older technologies.

    The Company believes its network of manufacturing plants and multiple technologies positions it as the low-cost producer of engineered lumber. While competition helps expand the market for engineered wood products, including those manufactured by the Company, it may also make the existing markets more price competitive. Traditional wide-dimension lumber, however, remains the predominant structural framing material used in residential construction and is the primary competitor of the Company's products. Commodity lumber prices historically have been subject to high volatility, and during periods of significant lumber movements the Company's prices have trended in the same direction.

    The Company's operations are strongly influenced by the cyclicality and seasonality of residential construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns. Consistent with the seasonal pattern of the construction industry as a whole, the Company's sales have historically been lowest in the first and fourth quarters and highest in the second and third quarter of each year.

FORWARD-LOOKING STATEMENTS

    Forward looking statements include, without limitation, statements regarding the adequacy of the Company's reserves for discontinued operations and expectations of future increases in its product acceptance. Investors are cautioned that forward looking statements are subject to an inherent risk that actual results may vary materially from those described, projected or implied herein. Factors that may result in such variance include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward looking statements.

MARKET AND DIVIDEND INFORMATION

    THE COMPANY'S STOCK IS TRADED ON THE OVER-THE-COUNTER MARKET AND IS LISTED WITH THE NATIONAL ASSOCIATION OF SECURITY DEALERS AUTOMATED QUOTATIONS (NASDAQ) UNDER THE SYMBOL TJCO.

The high and low quoted sales prices (closing) and dividends paid per common share for each quarterly period during 1997 and 1996 were as follows:


                                                                                         SALES PRICE
                                                                                   ----------------------  DIVIDENDS
1997                                                                                 HIGH         LOW          PAID
---------------------------------------------------------------------------------  ---------  -----------  ---------

First............................................................................  $  23 1/4   $  18 1/2   $   0.055
Second...........................................................................     24 3/8      18 7/8       0.055
Third............................................................................     26 3/4      22 3/8       0.055
Fourth...........................................................................    27 3/16      22 1/4       0.055


                                                                                         SALES PRICE
                                                                                   ----------------------  DIVIDENDS
1996                                                                                 HIGH         LOW          PAID
---------------------------------------------------------------------------------  ---------  -----------  ---------

First............................................................................  $  18 3/4   $  14 3/4   $   0.055
Second...........................................................................     19 1/2      15 1/4       0.055
Third............................................................................     18          15 5/8       0.055
Fourth...........................................................................     22 1/2      17 3/4       0.055

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of TJ International, Inc.:

    We have audited the accompanying consolidated balance sheets of TJ International, Inc. (a Delaware corporation) and subsidiaries as of January 3, 1998, December 28, 1996, and December 30, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TJ International, Inc. and subsidiaries as of January 3, 1998, December 28, 1996, and December 30, 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Arthur Anderson LLP
------------------------------
Boise, Idaho. February 2, 1998

UNAUDITED RESULTS OF QUARTERLY OPERATIONS
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES

                                                                                       QUARTER
1997                                                                 FIRST       SECOND      THIRD       FOURTH
-----------------------------------------------------------------------------------------------------------------
  Sales..........................................................  $  161,263  $  185,730  $  185,576  $  173,747
  Gross profit...................................................      43,340      51,132      52,046      46,766
  Net income.....................................................       5,477       7,491       8,542       6,015
  Net income per share
    Basic........................................................        0.30        0.42        0.48        0.34
    Diluted......................................................        0.28        0.39        0.45        0.31
-----------------------------------------------------------------------------------------------------------------
1996
  Sales..........................................................  $  111,157  $  155,050  $  179,571  $  131,388
  Gross profit...................................................      21,438      39,585      46,933      34,358
  Net income (loss)..............................................         (17)      4,468       7,635       4,089
  Net income (loss) per share
    Basic........................................................       (0.01)       0.25        0.43        0.22
    Diluted......................................................       (0.01)       0.23        0.40        0.21
-----------------------------------------------------------------------------------------------------------------
1995
  Sales..........................................................  $  109,941  $  123,882  $  137,759  $  113,263
  Gross profit...................................................      22,884      29,939      30,688      25,147
  Income from continuing operations..............................       1,815       3,047       4,113         766
  Loss from discontinued operations..............................      (1,301)       (461)     (1,699)         --
  Loss on disposal of discontinued operations....................          --          --          --     (36,191)
  Net income (loss)..............................................         514       2,586       2,414     (35,425)
  Net income (loss) per share
    Income from continuing operations
      Basic......................................................        0.09        0.17        0.23        0.03
      Diluted....................................................        0.09        0.15        0.21        0.03
    Loss from discontinued operations
      Basic......................................................       (0.07)      (0.03)      (0.10)         --
      Diluted....................................................       (0.07)      (0.02)      (0.09)         --
    Loss on disposal of discontinued operations
      Basic......................................................          --          --          --       (2.11)
      Diluted....................................................          --          --          --       (2.11)
    Net income (loss)
      Basic......................................................        0.02        0.14        0.13       (2.08)
      Diluted....................................................        0.02        0.13        0.12       (2.08)

    Per share calculations are based on the average common shares outstanding for each period presented. Accordingly, the total of the per share figures for the quarters may not equal the per share figures reported for the year.

CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS


                                                            JANUARY 3, 1998  DECEMBER 28, 1996  DECEMBER 30, 1995
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents................................    $  119,087       $    36,801        $    19,715
  Marketable securities....................................        40,751                --                 --
  Receivables, less allowances of $397, $451, and $384,
    respectively...........................................        55,369            73,893             28,754
  Inventories..............................................        68,954            51,549             38,560
  Deferred income taxes....................................         3,382             4,985             11,607
  Other....................................................         7,541             4,756              6,036
                                                             ----------------------------------------------------
                                                                  295,084           171,984            104,672
Property
  Land.....................................................        11,696            11,698             11,682
  Buildings and leasehold improvements.....................       114,496           104,203             99,232
  Machinery, equipment, and other..........................       477,501           450,702            440,634
  Accumulated depreciation.................................      (223,207)         (184,504)          (149,069)
                                                             ----------------------------------------------------
                                                                  380,486           382,099            402,479

Goodwill...................................................        19,500            20,540             21,580
Unexpended bond funds......................................            --                --                117
Deferred income taxes......................................            --             8,846              5,088
Other assets...............................................        17,034            16,346             12,374
                                                             ----------------------------------------------------
                                                               $  712,104       $   599,815        $   546,310
                                                             ----------------------------------------------------
                                                             ----------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable............................................    $       --       $        --        $     2,994
  Current portion of long-term debt........................            --                --                340
  Accounts payable.........................................        25,238            23,113             23,746
  Accrued liabilities......................................        50,641            32,009             24,237
                                                             ----------------------------------------------------
                                                                   75,879            55,122             51,317

Long-term debt, excluding current portion..................       142,390            88,140             89,440
Deferred income taxes......................................         4,363                --                 --
Other long-term liabilities................................        13,973            11,327              8,597
Reserve for discontinued operations........................        17,482            21,970              5,755

Minority interest in Partnership...........................       216,605           195,186            181,057

Stockholders' equity
  ESOP Convertible Preferred Stock, issued 1,147,219,
    1,162,914, and 1,185,933 shares, respectively..........        13,535            13,721             13,992
  Guaranteed ESOP Benefit..................................        (8,188)           (9,204)           (10,382)
  Common stock, issued 17,807,142, 17,500,896,and 17,131,758
    shares, respectively...................................        17,807            17,501             17,132
  Paid-in capital..........................................       153,936           145,583            140,384
  Retained earnings........................................        86,116            63,249             51,808
  Cumulative translation adjustment........................        (3,805)           (2,780)            (2,790)
  Other....................................................        (1,730)               --                 --
  Treasury stock, 761,152, shares, at cost.................       (16,259)               --                 --
                                                             ----------------------------------------------------
                                                                  241,412           228,070            210,144
                                                             ----------------------------------------------------
                                                               $  712,104       $   599,815        $   546,310
                                                             ----------------------------------------------------
                                                             ----------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED JANUARY 3, 1998 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES)

                                                                                  1997        1996        1995
-----------------------------------------------------------------------------------------------------------------
Sales........................................................................  $  706,316  $  577,166  $  484,845
                                                                               ----------------------------------
Costs and expenses
  Cost of sales..............................................................     513,032     434,852     376,187
  Selling expenses...........................................................      70,957      61,270      53,675
  Administrative expenses....................................................      36,871      26,595      24,641
                                                                               ----------------------------------
                                                                                  620,860     522,717     454,503
                                                                               ----------------------------------
Income from operations.......................................................      85,456      54,449      30,342
Investment income, net.......................................................       5,213       1,593       2,209
Interest expense.............................................................      (6,933)     (6,328)       (631)
Minority interest in Partnership.............................................     (39,696)    (23,956)    (16,376)
                                                                               ----------------------------------
Income from continuing operations before income taxes........................      44,040      25,758      15,544
Income taxes.................................................................      16,515       9,583       5,803
                                                                               ----------------------------------
Income from continuing operations............................................      27,525      16,175       9,741
                                                                               ----------------------------------
Discontinued operations
  Loss from discontinued operations (net of tax benefit of $2,171)...........          --          --      (3,461)
  Loss on disposal of discontinued operations (net of tax benefit of
    $23,718).................................................................          --          --     (36,191)
                                                                               ----------------------------------
Net income (loss)............................................................  $   27,525  $   16,175  $  (29,911)
                                                                               ----------------------------------
                                                                               ----------------------------------
Net income (loss) per share
  Income from continuing operations
    Basic....................................................................  $     1.55  $     0.88  $     0.52
    Diluted..................................................................  $     1.44  $     0.82  $     0.48
  Loss from discontinued operations
    Basic....................................................................          --          --       (0.21)
    Diluted..................................................................          --          --       (0.17)
  Loss on disposal of discontinued operations
    Basic....................................................................          --          --       (2.11)
    Diluted..................................................................          --          --       (2.11)
  Net income (loss)
                                                                               ----------------------------------
    Basic....................................................................  $     1.55  $     0.88  $    (1.80)
                                                                               ----------------------------------
    Diluted..................................................................  $     1.44  $     0.82  $    (1.80)
                                                                               ----------------------------------
                                                                               ----------------------------------
Weighted average number of common shares outstanding during the periods
  Basic......................................................................      17,156      17,277      17,132
  Diluted....................................................................      18,663      18,853      17,132
                                                                                   ------------------------------
                                                                                   ------------------------------


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JANUARY 3, 1998 (AMOUNTS IN THOUSANDS)

                                              GUARANTEED                                      CUMULATIVE     COMMON
                                  PREFERRED      ESOP       COMMON     PAID-IN     RETAINED   TRANSLATION   STOCK IN
                                    STOCK       BENEFIT      STOCK     CAPITAL     EARNINGS   ADJUSTMENT    TREASURY     OTHER
                                 -----------  -----------  ---------  ----------  ----------  -----------  ----------  ---------
Balance, December 31, 1994.....     $14,744     $(12,100)    $16,916    $138,003    $ 86,355     $(3,360)          --         --
Net income (loss)..............          --           --          --          --     (29,911)         --           --         --
Cash dividends declared:
  Common stock.................          --           --          --          --      (3,754)         --           --         --
  Preferred stock, net of
    tax........................          --           --          --          --        (882)         --           --         --
Stock options exercised, net of
  tax..........................          --           --         178       1,549          --          --           --         --
Other..........................        (752)       1,718          38         832          --         570           --         --
                                 -----------  -----------  ---------  ----------  ----------  -----------  ----------  ---------
Balance, December 30, 1995.....      13,992      (10,382)     17,132     140,384      51,808      (2,790)          --         --
Net income.....................          --           --          --          --      16,175          --           --         --
Cash dividends declared:
  Common stock.................          --           --          --          --      (3,811)         --           --         --
  Preferred stock, net of
    tax........................          --           --          --          --        (923)         --           --         --
Stock options exercised, net of
  tax..........................          --           --         230       2,968          --          --           --         --
Stock Company Match, 401(k)
  Contributions................          --           --         125       2,165          --          --           --         --
Other..........................        (271)       1,178          14          66          --          10           --         --
                                 -----------  -----------  ---------  ----------  ----------  -----------  ----------  ---------
Balance, December 28, 1996.....      13,721       (9,204)     17,501     145,583      63,249      (2,780)          --         --
Net income.....................          --           --          --          --      27,525          --           --         --
Cash dividends declared:
  Common stock.................          --           --          --          --      (3,759)         --           --         --
  Preferred stock, net of
    tax........................          --           --          --          --        (899)         --           --         --
Stock options exercised, net of
  tax..........................          --           --         148       2,881          --          --           --         --
Stock Company Match, 401(k)
  Contributions................          --           --         160       3,460          --          --           --         --
Treasury stock purchased.......          --           --          --          --          --          --      (16,259)        --
Other..........................        (186)       1,016          (2)      2,012          --      (1,025)          --     (1,730)
                                 -----------  -----------  ---------  ----------  ----------  -----------  ----------  ---------
Balance, January 3, 1998.......     $13,535     $ (8,188)    $17,807    $153,936    $ 86,116     $(3,805)    $(16,259)   $(1,730)

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JANUARY 3, 1998 (AMOUNTS IN THOUSANDS)
THIS STATEMENT HAS NOT BEEN RESTATED FOR DISCONTINUED OPERATIONS.

                                                                                  1997        1996        1995
                                                                               ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..........................................................  $   27,525  $   16,175  $   (29,911)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Discontinued operations charge...........................................          --          --       36,191
    Depreciation and amortization............................................      42,945      39,591       33,236
    Minority interest in Partnership.........................................      39,696      23,956       16,376
    Deferred income taxes....................................................      14,317       9,583        4,433
    Other, net...............................................................       3,620       2,290        1,082
  Change in working capital items:
    Receivables..............................................................      18,524     (45,139)       9,039
    Inventories..............................................................     (17,405)    (12,989)      (1,401)
    Other current assets.....................................................      (2,785)      1,280          118
    Accounts payable and accrued liabilities.................................      20,754       3,805         (766)
  Other, net.................................................................         185      (1,847)      (4,205)
                                                                               ----------  ----------  -----------
  Net cash provided by operating activities..................................  $  147,379  $   36,705  $    64,192
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.......................................................  $  (42,627) $  (19,056) $  (105,672)
  Proceeds from the sale of discontinued operations..........................          --      24,035           --
  Payments of discontinued operations liabilities............................      (2,460)    (10,733)          --
  Decrease in unexpended bond funds..........................................          --         117       11,433
  Sales (purchases) of marketable securities.................................     (40,751)         --       16,084
  Other, net.................................................................       1,969       2,357        2,316
                                                                               ----------  ----------  -----------
  Net cash used in investing activities......................................  $  (83,869) $   (3,280) $   (75,839)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock........................................  $   (3,823) $   (3,791) $    (3,742)
  Cash dividends paid on preferred stock.....................................      (2,473)         --       (1,263)
  Minority partners tax distributions........................................     (13,435)     (7,960)      (7,522)
  Net borrowings (repayments) under lines-of-credit..........................          --      (2,994)        (759)
  Proceeds from the issuance of long-term debt...............................      54,250       5,740       22,500
  Principal payments of long-term debt.......................................          --      (7,380)     (35,650)
  Purchases of treasury stock................................................     (16,259)         --           --
  Other, net.................................................................         516          46          171
                                                                               ----------  ----------  -----------
  Net cash provided by (used in) financing activities........................  $   18,776  $  (16,339) $   (26,265)
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and cash equivalents.......................  $   82,286  $   17,086  $   (37,912)
  Cash and cash equivalents at beginning of year.............................      36,801      19,715       57,627
                                                                               ----------  ----------  -----------
  Cash and cash equivalents at end of year...................................  $  119,087  $   36,801  $    19,715
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest, net of amounts capitalized.....................................  $    6,230  $    6,084  $       634
    Income taxes (refunds), net..............................................  $   (2,961) $       --  $     1,392
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    The consolidated financial statements include the accounts of TJ International, Inc. (TJI or the Company) and its subsidiaries, including the Company's engineered lumber business, Trus Joist MacMillan a Limited Partnership (TJM). All significant inter-company balances and transactions have been eliminated. Certain components of the accompanying consolidated balance sheets and statements of income require estimates made by management. Actual results could differ from those estimates.

PARTNERSHIP

    On September 29, 1991, the Company and MacMillan Bloedel of America, Inc.
(MBA), a wholly owned subsidiary of MacMillan Bloedel Limited (MB), formed
TJM.

    The Company contributed all of its North American engineered lumber technology, manufacturing facilities, and its sales and marketing organization for a 51 percent interest in TJM. MBA and MB contributed all of their North American engineered lumber technology and manufacturing facilities for a 49 percent interest in TJM. The Company, MBA, and MB also contributed all patents and trademarks relating to their respective engineered lumber businesses.

    Goodwill recognized in the transaction is being amortized using the straight-line method over 25 years. As of January 3, 1998, a total of $6,500,000 of this goodwill has been amortized. Goodwill expense was $1,040,000 each year in 1997, 1996, and 1995.

MINORITY INTEREST IN PARTNERSHIP

    The Company has a 51 percent interest in TJM. Income and losses through January 3, 1998, are allocated on a formula basis as agreed to by the partners and in accordance with the partnership agreement. As a result, the minority owners of the Partnership were allocated $39,696,000 of income in 1997, $23,956,000 of income in 1996, and $16,376,000 of income in 1995. These allocations are reflected as Minority interest in Partnership in the Consolidated Statements of Income. The minority partner's interest in the Partnership-accumulated equity is included in the Consolidated Balance Sheets as Minority interest in Partnership.

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

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

    The Company considers cash on hand, cash in banks, and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These assets are recorded at cost, which approximates fair value, and totaled $119,087,000 at January 3, 1998, $36,801,000 at December 28, 1996,
and $19,715,000 at December 30, 1995. Marketable securities include commercial paper. These securities are recorded at cost, which approximates fair value based on quoted market prices.

    Substantially all of the Company's operating assets are held by and cash generated through its TJM partnership. At year end 1997, $29,276,000 of the cash and marketable securities was held by TJI and the remaining $130,562,000 was held by TJM. The partnership regularly distributes cash to the partners to fund the tax liabilities generated by the partnership at the Company level. All other distributions of cash by the partnership to its partners are dependent on the affirmative votes of the representatives of the minority partner. Accordingly, there can be no assurance that such distributions will be approved and thereby be available for the payment of dividends or to fund other requirements of TJI including expenses associated with public company costs and payments on liabilities retained after its divestiture of its window segments.

INVENTORIES

    Inventories are valued at the lower of cost or market and include material, labor, and production overhead costs.

EXPRESSED IN THOUSANDS

                                                               JANUARY 3,
                                                                  1998       DECEMBER 28, 1996  DECEMBER 30, 1995
                                                             --------------  -----------------  -----------------
Finished goods.............................................    $   51,737        $  38,278          $  25,882
Raw materials..............................................        17,217           13,271             14,657
                                                               ----------        ---------      -----------------
                                                                   68,954           51,549             40,539
Reduction to LIFO cost.....................................            --               --             (1,979)
                                                               ----------        ---------      -----------------
                                                               $   68,954        $  51,549          $  38,560
                                                               ----------        ---------      -----------------
                                                               ----------        ---------      -----------------

    The Last-In, First-Out (LIFO)method is used in determining the cost of lumber, veneer, Microllam-Registered Trademark- LVL, TJI-Registered Trademark-joists, and open-web trusses. Approximately 39 percent of total inventories at the end of 1997, 49 percent of total inventories at the endof 1996, and 49 percent of total inventories at the end of 1995 were valued using the LIFO method of inventory valuation. The First-In, First-Out (FIFO) method of inventory valuation was used to value all remaining inventory. At
January 3, 1998, and December 28, 1996, the LIFO valuation approximated
FIFO valuation.

PROPERTY

    Property and equipment are recorded at cost. Additions, betterments, and replacements of major units of property are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred and approximated $29,978,000 in 1997, $26,607,000 in 1996, and $20,377,000 in 1995. The net
book value of property sold or retired is removed from the asset and related depreciation accounts, and any resulting gain or loss is included in income.

    The provision for depreciation on certain Microllam-Registered Trademark-LVL, Parallam-Registered Trademark- PSL, and TimberStrand-Registered Trademark- LSL manufacturing equipment is computed on the units-of-production method. Virtually all other property and equipment is depreciated on the straight-line method. Estimated useful lives of the principal items of property and equipment range from three to 30 years.

CAPITALIZED INTEREST

    The Company capitalizes interest on qualifying assets. Interest expense and income capitalized into property and equipment were as follows:

EXPRESSED IN THOUSANDS

                                                                                              1997        1996        1995
                                                                                            ---------     -----     ---------
Interest expense..........................................................................  $     487        --     $   6,838
Interest income...........................................................................         --        --           336

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $3,940,000 in 1997, $3,221,000 in 1996, and $2,262,000 in 1995.

DERIVATIVE FINANCIAL INSTRUMENTS

    TJ International has only limited involvement with derivative financial instruments in the form of infrequent foreign currency forward exchange contracts for the purchase of machinery and equipment, and at January 3, 1998, had no material derivative financial instruments outstanding.

RECLASSIFICATIONS

    Certain reclassifications have been made, none of which affected net income, to conform prior years' information to the current year's presentation.

NET INCOME PER SHARE

    Basic net income (loss) per common share is based on net income (loss) adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding and weighted average number of common shares outstanding after giving effect to stock options as common stock equivalents. Diluted net income per common share assumes conversion of the Employee Stock Ownership Plan (ESOP) convertible preferred stock (ESOP preferred stock) into common stock at the beginning of the year. Diluted net loss per share for 1995 is the same as basic net loss per share since the effect of the assumed conversion of the ESOP preferred stock is anti-dilutive. Basic and diluted net income were calculated as follows:

BASIC AND DILUTED NET INCOME

EXPRESSED IN THOUSANDS

                                                                                    1997       1996        1995
                                                                                  ---------  ---------  ----------
Net income from continuing operations...........................................  $  27,525  $  16,175  $    9,741
Preferred stock dividends, net of related tax benefits..........................       (985)      (949)       (899)
                                                                                  ---------  ---------   ---------
Basic net income from continuing operations.....................................     26,540     15,226       8,842
                                                                                  ---------  ---------   ---------
Loss from discontinued operations...............................................         --         --      (3,461)
Loss from disposal of discontinued operations...................................         --         --     (36,191)
                                                                                  ---------  ---------   ---------
Basic net income (loss).........................................................  $  26,540  $  15,226  $  (30,810)
                                                                                  ---------  ---------   ---------
Net income from continuing operations...........................................  $  27,525  $  16,175  $    9,741
Additional ESOP contribution payable upon assumed conversion of ESOP preferred
  stock, net of related tax benefits............................................       (696)      (711)       (677)
                                                                                  ---------  ---------   ---------
Diluted net income (from continuing operations).................................     26,829     15,464       9,064
                                                                                  ---------  ---------   ---------
Loss from discontinued operations...............................................         --         --      (3,461)
Loss from disposal of discontinued operations...................................         --         --     (36,191)
                                                                                  ---------  ---------   ---------
Diluted net income (loss).......................................................  $  26,829  $  15,464  $  (30,588)
                                                                                  ---------  ---------   ---------
Weighted average shares outstanding
Basic shares outstanding........................................................     17,156     17,277      17,132
Diluted shares outstanding......................................................     18,663     18,853      18,689
                                                                                  ---------  ---------   ---------
                                                                                  ---------  ---------   ---------

2. DISCONTINUED OPERATIONS

    The Company completed its plan to divest of its window segment in 1996. Effective, July 1, 1996, all of the remaining window operation assets owned by the Company's Norco Windows subsidiary were sold to JELD-WEN, Inc. Proceeds from the sale were approximately $24 million. The Company retained all of the operating and contingent liabilities of the window segment, and management believes that existing reserves are adequate to satisfy all of the remaining liabilities. This divestiture allows the Company to devote all of its resources toward its Engineered Lumber segment. All of the Company's window operations have been reflected in the accompanying financial statements as Discontinued Operations for all periods presented.

    Sales from these discontinued operations were $32,212,000 in 1996 and $95,569,000 in 1995. There have been no allocations of corporate overhead or holding company interest expense to discontinued operations in the accompanying financial statements.

    The components of net liabilities from discontinued operations included in the Consolidated Balance Sheets are as follows:

END OF YEAR:

                                                                                     1997        1996       1995
                                                                                  ----------  ----------  ---------
Accounts receivable.............................................................  $       --  $       --  $   6,921
Inventories.....................................................................          --          --     11,488
Property, plant, and equipment..................................................          --          --     14,108
Accounts payable and accrued liabilities........................................          --      (4,438)   (17,981)
Other liabilities...............................................................     (17,482)    (17,532)   (20,291)
                                                                                  ----------   ---------  ---------
Net liabilities.................................................................  $  (17,482) $  (21,970) $  (5,755)
                                                                                  ----------   ---------  ---------
                                                                                  ----------   ---------  ---------

3. DEBT

    At year-end, the Company has available unsecured, committed lines of credit totaling $13,498,000 with foreign and domestic banks. The interest rate on any loan, determined at the time of the borrowing, would not exceed the lending bank's prevailing prime rate. Arrangements with the domestic banks provide for a commitment fee of .25 percent. At January 3, 1998, and December 28, 1996, there were no borrowings under these agreements. At December 30, 1995, there was $2,994,000 at 6.3 percent borrowed under similar arrangements.

    The Company has a $150 million Revolving Credit Facility (the "Credit Facility") provided by a syndicate of banks. The Credit Facility provides several interest rate options, none of which exceed prime, and matures on November 15, 2001. At January 3, 1998, there were no borrowings under this facility.

    In the second quarter of 1997, the Company issued $11,650,000 of industrial revenue bonds associated with the construction of the East Kentucky TimberStrand-Registered Trademark- LSL plant. The bonds are due in a single maturity in 2027, with interest payable semi-annually at a fixed rate of 6.55 percent and are unsecured. In the fourth quarter of 1997, the Company issued $42,600,000 of taxable industrial revenue variable rate bonds to preserve the Company's ability in the future to issue additional industrial revenue bonds to help finance the East Kentucky TimberStrand-Registered Trademark- LSL plant. The notes are due in a single maturity in 2001 subject to prepayment at the option of the Company, and are unsecured. The interest rate at the beginning of each interest period as selected by the Company, is either LIBOR based or prime.

    During 1996, $5,740,000 of industrial revenue bonds were issued to finance portions of the construction of the TimberStrand-Registered Trademark- LSL plant in East Kentucky. These bonds have a fixed interest rate of 6.8 percent, provide for semi-annual interest payments, with the principal due 2026, and are unsecured.

    During 1995, $22,500,000 of industrial revenue bonds were issued to finance the construction of a combination MicrollamO LVL/Parallam-Regostered Trademark- PSL manufacturing plant near Buckhannon, West Virginia. These bonds have a fixed interest rate of 7.0 percent, provide for semi-annual interest payments, with the principal due in 2025, and are unsecured.

    The Company's industrial revenue variable rate demand bonds are secured by the property and equipment acquired with the bond proceeds. At January 3, 1998, the cost of such property and equipment was approximately $16,400,000. These bonds are supported by irrevocable letters of credit. These letters of credit, together with the Company's revolving line of credit, allow the Company to borrow for periods in excess of one year, if drawn upon to repay bondholders.

    The debt agreements contain various customary financial covenants, all of which the Company is in compliance with at January 3, 1998. Under the most restrictive of these agreements, retained earnings available for cash dividends at January 3, 1998, was $93,171,000. Debt is recorded at cost, net of any discount or premium, which approximates fair market value based on borrowing rates currently available to the Company for debt with similar terms and maturities.

    Long-term debt consisted of the following:

EXPRESSED IN THOUSANDS

                                                             JANUARY 3, 1998       DECEMBER 28, 1996     DECEMBER 30, 1995
                                                          ---------------------  --------------------  ---------------------
LONG-TERM DEBT
Borrowings under the Credit Facility..................     $        --           $         --            $         --
Industrial revenue bonds, 6.92% weighted average
  interest rate during 1997, payable in varying
  amounts from 2024 through 2027......................            83,390                 71,740                  73,380
Taxable industrial revenue variable rate bonds,
  interest rates established at the beginning of each
  interest period, 6.29% weighted average during
  1997, payable in 2001...............................            42,600                   --                       --
Industrial revenue $10,000,000 payable variable rate
  in 2000, and demand bonds,  $6,400,000 payable in
  interest rates 2009 established weekly, 3.96%
  weighted average during 1997,.......................            16,400                 16,400                  16,400
                                                           ---------------       ----------------        ----------------
                                                                 142,390                 88,140                  89,780
Less current portion..................................              --                      --                     (340)
                                                           ---------------       ----------------        ----------------
                                                                $142,390              $  88,140                $  89,440
                                                           ---------------       ----------------        ----------------
                                                           ---------------       ----------------        ----------------


4. ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

EXPRESSED IN THOUSANDS


                                                             JANUARY 3, 1998  DECEMBER 28, 1996  DECEMBER 30, 1995
                                                             ---------------  -----------------  -----------------
Salaries, wages, and commissions...........................    $    6,353        $   4,328          $   3,092
Retirement plans and other associate benefits..............        17,854           13,750             10,525
Marketing incentives.......................................        17,346            8,216              4,439
Other......................................................         9,088            5,715              6,181
                                                               ----------        ---------          ---------
                                                               $   50,641        $  32,009          $  24,237
                                                               ----------        ---------          ---------

5. INCOME TAXES

    Income tax information has not been restated to exclude discontinued operations in prior years. Income (loss) before income taxes and income taxes (benefits) include the following:

                             EXPRESSED IN THOUSANDS

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES
  U.S............................................................................  $  36,420  $  23,194  $  20,947
  Canada.........................................................................      7,620      2,564     (5,403)
                                                                                   ---------  ---------  ---------
                                                                                   $  44,040  $  25,758  $  15,544
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
INCOME TAXES (BENEFITS)
  Current income taxes
  U.S. federal...................................................................  $   2,027         --  $   1,370
  U.S. state.....................................................................        171         --         --
  Canada.........................................................................         --         --         --
                                                                                   ---------  ---------  ---------
                                                                                   $   2,198         --  $   1,370
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Deferred income taxes
  U.S. federal...................................................................  $  10,156  $   7,073  $   5,452
  U.S. state.....................................................................      1,113      1,484        993
  Canada.........................................................................      3,048      1,026     (2,012)
                                                                                   ---------  ---------  ---------
                                                                                   $  14,317  $   9,583  $   4,433
                                                                                   $  16,515  $   9,583  $   5,803
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The Company's effective income tax rate varied from the U.S. federal statutory income tax rate for the following reasons:

                             EXPRESSED IN THOUSANDS

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
U.S. federal statutory income tax rate...........................................  $  15,414       35.0%      35.0%      35.0%
Reversal of excess tax reserves provided in prior years..........................         --         --       (1.8)
Foreign income (losses) at different rates.......................................        381        0.9        1.2       (4.5)
State income taxes, net of federal effect........................................      1,598        3.6        4.2        6.6
Other items......................................................................       (878)      (2.0)      (3.2)       2.0
Effective income tax rate........................................................  $  16,515       37.5%      37.2%      37.3%
                                                                                   ---------  ---------  ---------  ---------
                                                                                   ---------  ---------  ---------  ---------

    The deferred tax liabilities and assets included in the Consolidated Balance Sheets, computed under Statement No. 109, are comprised of the following:

                             EXPRESSED IN THOUSANDS

                                                               JANUARY 3,
                                                                  1998       DECEMBER 28, 1996  DECEMBER 30, 1995
                                                             --------------  -----------------  -----------------
Tax in excess of book depreciation.........................    $  (28,555)      $   (27,101)       $   (18,090)
Other......................................................        (5,972)           (7,330)            (7,851)
                                                             --------------  -----------------  -----------------
Total deferred tax liabilities.............................       (34,527)          (34,431)           (25,941)
Reserves not yet deductible for tax purposes...............         3,360             2,370              1,352
Net operating loss carryforwards...........................         7,252            13,062              5,652
Alternative minimum tax credit carryforward................         9,126             4,279              5,436
Reserves and operating losses related to discontinued
  operations...............................................         9,777            19,740             25,889
Other......................................................         4,031             8,811              4,307
Total deferred tax assets..................................        33,546            48,262             42,636
                                                               $     (981)      $    13,831        $    16,695
Classified as
  Deferred income taxes -- current assets..................    $    3,382       $     4,985        $    11,607
  Deferred income taxes -- long-term assets (liabilities)..        (4,363)            8,846              5,088
                                                               $     (981)      $    13,831        $    16,695
                                                             --------------  -----------------  -----------------
                                                             --------------  -----------------  -----------------

    The Company's alternative minimum tax credits of $9,126,000 at January 3, 1998, are available indefinitely. Net operating loss carryforwards are expected to be fully utilized based on forecasted conditions and various tax planning strategies.

6. RETIREMENT PLANS AND INCENTIVE BONUS PROGRAMS

    Most of the Company's associates are covered under defined contribution retirement plans and are also participants in the Company's ESOP. Benefits under these plans are limited to each individual's fund balances.

    In September 1990, the ESOP borrowed $15 million at a 9 percent interest rate from the Company. This term loan matures on March 31, 2011, and has no prepayment penalties. Proceeds from the loan were used by the ESOP to purchase 1,269,842 shares of newly issued ESOP preferred stock from the Company. The ESOP preferred stock is described in Note 7.

    In connection with the above transactions, the Company has guaranteed that over the term of the loan, it will make sufficient contributions to the ESOP to allow the ESOP to repay the loan to the Company. This guarantee has been recorded as Guaranteed ESOP benefit in Stockholders' Equity. The Company's annual contributions to the ESOP are based on a formula. The contributions, together with all dividends on the ESOP preferred shares, will be used by the ESOP to make the necessary interest payments and any principal prepayments. With each loan payment, a portion of the ESOP preferred stock is released and allocated to the employees' accounts in the ESOP. The Guaranteed ESOP benefit is amortized based on the shares allocated method of calculating expense. The annual expense associated with the ESOP was approximately $783,000 in 1997, $1,022,000 in 1996, and $1,153,000 in 1995.

    The Company matches certain contributions of participating associates to its retirement plans. Contributions to these plans were approximately $16,902,000 in 1997, $13,445,000 in 1996, and $11,130,000 in 1995, of which approximately 46 percent, 49 percent, and 57 percent, respectively, resulted from contributions made under the compensation reduction agreement provision of the plans.

    Substantially all of the Company's officers and key employees participate in incentive bonus programs, which are based on formulas aimed at improving returns, sales growth, and profitability. Amounts charged to income under the programs were approximately $3,050,000 in 1997, $2,361,000 in 1996, and $1,259,000 in 1995.

7. STOCKHOLDERS' EQUITY

    At January 3, 1998, there were 200,000,000 shares of common stock ($1.00 par value) and 10,000,000 shares of preferred stock ($1.00 par value) authorized. In September 1990, the Company issued 1,269,842 shares of $1.00 par value ESOP preferred stock at $11.8125 per share (liquidation preference) to the ESOP. Each share of the ESOP preferred stock is convertible into the Company's common stock at the higher of the liquidation preference or the fair market value of the underlying common stock. The Company has the option to satisfy any conversion in cash, common stock, or any combination thereof. The ESOP preferred stock has voting rights equal to one vote per share and is entitled to preferential dividends of $1.065 per share each year. The ESOP preferred stock is redeemable at the Company's option under certain circumstances.

    In 1989, the Company issued common stock purchase rights (rights) to each stockholder. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of common stock. With certain exceptions, if the Company is thereafter involved in a merger or other business combination, the rights permit each holder, other than the person or group that triggered the rights, to purchase common stock of the surviving company at 50 percent of its market value. The rights expire in September 1999, are non-voting, and may be redeemed by the Company at $0.005 per right. In connection with these rights, the Board has reserved for issuance the same number of shares as are outstanding at any one point in time.

    Effective April 1996, the Company's Board of Directors (the Board) approved the funding of the Company's 401(k) matching contributions by issuance of authorized but previously unissued common stock. Prior to that date, such matching contributions were made in cash.

    In 1997, the Company's stockholders approved a new stock-option plan for officers and key employees. Under the terms of this plan, incentive stock options (ISOs) and nonstatutory options (NSOs) may be issued at an exercisable price of not less than the fair market value of the stock on the date of grant. The ISOs become exercisable three years after date of grant and the NSOs in 33.3 percent annual installments commencing one year after date of grant.

    In order to partially mitigate the potential dilutive effect of this new stock option plan, the Board also authorized a program to repurchase shares of the Company's common stock at market price. During 1997, a total of 761,152 shares were repurchased at $16,259,000.

    The Company also has four other stock-option plans in effect for officers and key associates. Under the terms of these plans, which have been approved by the Company's stockholders, ISOs may be issued at an exercise price of not less than the fair market value of the stock on the date of grant and NSOs may be issued at a $1.00 exercise price. The ISOs become exercisable three years after date of grant, and, depending upon board determination at the time of grant, the NSO's either become exercisable three years after date of grant or in 20 percent annual installments commencing five years after date of grant.

    At January 3, 1998, a total of 40,800 ISOs and 1,253,499 NSOs were outstanding and 2,338,000 shares were reserved for issuance under all the stock-option plans. Outstanding options and exercise prices are adjusted to reflect any stock splits and stock dividends. All unexercised options expire 10 years after date of grant. For NSOs, the excess of the fair market value over the exercise price on date of grant is accrued ratably as compensation expense from the date of grant to the exercisable date. No accounting entries are made for ISOs until they are exercised.

    Total compensation expenses recognized from the Company's various stock option plans were $1,682,000, $1,535,000, and $987,000 in 1997, 1996, and 1995,
respectively. Stock-option transactions are summarized as follows:

                                                            1997                     1996                  1995
                                                                WTD. AVG.                  WTD. AVG.
                                                    SHARES    OPTION PRICE     SHARES    OPTION PRICE     SHARES
                                                  ----------  -------------  ----------  -------------  ----------
STOCK OPTION TRANSACTIONS
Number of Option Shares
  Granted.......................................      49,500    $   21.13       867,700    $   16.85        98,400
  Exercised.....................................     (75,758)        1.63      (230,470)        1.45      (178,418)
  Cancelled.....................................     (14,288)        6.15       (57,947)        0.83       (21,025)
                                                  ----------  -------------  ----------  -------------  ----------
  Outstanding at end of year....................   1,294,299        12.49     1,334,845        11.49       755,562
  Exercisable at end of year....................     351,237        14.77       132,778         3.62       195,130
Weighted average fair value of options granted
  (Black-Scholes)...............................  $     8.96                  $   10.31                      N/A
                                                  ----------  -------------  ----------  -------------  ----------

    The following table summarizes certain information about stock options outstanding at January 3, 1998:

                                     OUTSTANDING AT      WTD. AVG.                     EXERCISABLE AT
                                       JANUARY 3,        REMAINING        WTD. AVG.      JANUARY 3,      WTD. AVG.
                                          1998       CONTRACTURAL LIFE  OPTION PRICE        1998       OPTION PRICE
                                     --------------  -----------------  -------------  --------------  -------------
RANGE OF OPTION PRICES
$0.50-- $1.00......................        539,332             6.3             0.80          88,134           0.59
                                              9.38          40,800              3.0            9.38         40,800
$19.00--$24.125....................        714,167             8.9            21.50         222,303          21.38
                                     --------------  -----------------  -------------  --------------  -------------
                                         1,294,299             7.7            12.49         351,237          14.77
                                     --------------  -----------------  -------------  --------------  -------------
                                     --------------  -----------------  -------------  --------------  -------------

    Effective at the beginning of 1996, the Company adopted SFAS No. 123, which prescribes the accounting for stock-based compensation. Under an election available in the adoption of this statement, the Company continues to account for stock options in accordance with APB No. 25. However, SFAS No. 123 requires the Company to provide certain additional disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1997 and 1996; risk-free interest rate of 6.5% for both years; vesting discounts of 94% and 93%; and annual stock price volatility of .26 and .27. Had compensation expenses for 1997 and 1996 been determined using the Black-Scholes model, the Company's net income and net income per diluted share would have been reduced by $1,182,000, or $0.063 per share, and $49,000, or $0.002 per share, respectively.

8. LEASES

    Basic or minimum rental expenses for operating and month-to-month leases amounted to $5,002,000 in 1997, $3,985,000 in 1996, and $2,990,000 in 1995.

    The Company has various operating leases with initial or remaining terms of more than one year. These leases have minimum lease payment requirements of $2,632,000 in 1998, $1,563,000 in 1999, $1,283,000 in 2000, $858,000 in 2001,
and $627,000 in 2002. In addition to minimum rentals, certain lease agreements provide for usage charges and cost-of-living increases. Lease agreements related to real property have fixed-payment terms based upon the lapse of time.

    Certain lease agreements provide the Company with the option to purchase the leased property at the end of the lease term at approximately fair market value. Additionally, certain lease agreements contain renewal options of up to three years with substantially the same terms.

9. RELATED PARTY TRANSACTIONS

    TJM sells to MacMillan Bloedel Building Materials (MBBM), a division of MB, on terms comparable to other distributors. Sales to MBBM were $205,500,000, $168,500,000, and $116,900,000, in 1997, 1996, and 1995,
respectively. Accounts receivable from MBBM were $17,357,000 at January 3, 1998, $16,658,000 at December 28, 1996, and $7,163,000 at December 30, 1995.
Amounts due from MBBM are included in receivables in the accompanying Consolidated Balance Sheets.

    MB provides certain technological and research assistance and computer services support to TJM. Amounts incurred under this arrangement with MB were $1,922,000, $1,741,000, and $1,658,000 for 1997, 1996, and 1995, respectively.

    Quarterly, the partnerships make cash distributions to the Partners in lieu of state and federal income taxes. Payments of $13,435,000, $7,960,000, and $7,522,000 were made to MBA in 1997, 1996, and 1995, respectively.

    Certain employees who perform services for TJM at the former MB facilities remain on the payroll of MB. The Partnership Agreement provides that MB will be reimbursed for its actual payroll and related benefit costs relating to these employees. Payroll reimbursements to MB for 1997, 1996, and 1995 were $5,890,000, $5,756,000, and $4,925,000, respectively. Total payables to MB and MBA for such services and tax distributions at January 3, 1998, December 28, 1996, and December 30, 1995, were $4,590,000, $2,745,000, $844,000, respectively, and are included in accounts payable in the accompanying Consolidated Balance Sheets.

10. SIGNIFICANT CUSTOMERS

    TJM has a strategic alliance with Weyerhaeuser's Building Materials Distribution Division. The arrangement allows the Partnership to expand its distribution network through the Weyerhaeuser customer service centers. Additionally, there are certain supply agreements, whereby the Partnership procures raw materials such as veneer and oriented strand board (OSB) from Weyerhaeuser. Total sales to Weyerhaeuser for the years ended January 3, 1998, December 28, 1996, and December 30, 1995, were $218,400,000, $188,000,000, and
$146,200,000, respectively.