Form 10-K405/A
period 1998-01-03
TJ INTERNATIONAL INC
filed 1998-04-08
CIK 99974

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


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

    This amendment to Form 10-K is filed to amend certain tables and wording. This amendment does not purport to reflect any other subsequent events or to reflect the effect of any subsequent events upon the matters described in any other items of Form 10-K.

ITEM 1:                             SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TJ INTERNATIONAL, INC., Registrant


    By /s/ Thomas H. Denig
      --------------------------------------------------------
       Thomas H. Denig--President, Chief Executive Officer,
       Director and Attorney-in-Fact for Directors listed below



    By /s/ Valerie A. Heusinkveld
      --------------------------------------------------------
       Valerie A. Heusinkveld--Vice President, Finance
       and Chief Financial Officer


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

    Robert B. Findlay
    J. L. Scott
    Jerre L. Stead
    Harold E. Thomas
    Arthur L. Troutner
    Joyce A. Godwin
    Steven C. Wheelwright
    William J. White


ITEM 2: LIQUIDITY AND CAPITAL RESOURCES
        (Paragraph 2)

    In 1997 the Company completed construction of a TJI-Registered
Trademark- joist manufacturing facility at its East Kentucky location. The new production line will allow the Company to produce TJI-Registered
Trademark- joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange. Spending in 1997 for this facility was $16.5 million. The Company also began construction of a $45 million Microllam-Registered Trademark- lumber and TJI-Registered Trademark- joist facility in Evergreen, Alabama. During 1997 spending for this facility was $3.0 million. The plant is expected to be completed in the fourth quarter of 1998 with production volumes available for the 1999 building season.

ITEM 3: DEBT

    Long-term debt consisted of the following:

EXPRESSED IN THOUSANDS


                                                             JANUARY 3, 1998       DECEMBER 28, 1996     DECEMBER 30, 1995
                                                          ---------------------  --------------------  ---------------------
LONG-TERM DEBT
Borrowings under the Credit Facility..................     $        --           $         --            $         --
Industrial revenue bonds, 6.92% weighted average
  interest rate during 1997, payable in varying
  amounts from 2024 through 2027......................            83,390                 71,740                  73,380
Taxable industrial revenue variable rate bonds,
  interest rates established at the beginning of each
  interest period, 6.29% weighted average during
  1997, payable in 2001...............................            42,600                   --                       --
Industrial revenue variable rate demand bonds, interest
  rates established weekly, 3.96% weighted average during
  1997, $10,000,000 payable in 2000, and $6,400,000
  payable in 2009.....................................            16,400                 16,400                  16,400
                                                           ---------------       ----------------        ----------------
                                                                 142,390                 88,140                  89,780
Less current portion..................................              --                      --                     (340)
                                                           ---------------       ----------------        ----------------
                                                                $142,390              $  88,140                $  89,440
                                                           ---------------       ----------------        ----------------
                                                           ---------------       ----------------        ----------------



ITEM 4: INCOME TAXES

    The Company's effective income tax rate varied from the U.S. federal statutory income tax rate for the following reasons:

                             EXPRESSED IN THOUSANDS


                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
U.S. federal statutory income tax rate...........................................  $  15,414       35.0%      35.0%      35.0%
Reversal of excess tax reserves provided in prior years..........................         --         --                  (1.8)
Foreign income (losses) at different rates.......................................        381        0.9        1.2       (4.5)
State income taxes, net of federal effect........................................      1,598        3.6        4.2        6.6
Other items......................................................................       (878)      (2.0)      (3.2)       2.0
Effective income tax rate........................................................  $  16,515       37.5%      37.2%      37.3%
                                                                                   ---------  ---------  ---------  ---------
                                                                                   ---------  ---------  ---------  ---------



ITEM 5: THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(27)Financial Data Schedules for the year ended December 30, 1995, December 28, 1996,
    and January 3, 1998.............................................................................      Document 2