Form 10-K405/A
period 1998-01-03
TJ INTERNATIONAL INC
filed 1998-04-14
CIK 99974

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           FORM 10-K/A AMENDMENT NO. 2


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

                               Explanatory Note



    This Form 10-K/A Amendment No. 2 amends the Registrant's Form 10-K filed with the Commission on April 3, 1998 (the "Original Filing") and the Amendment to Form 10-K on Form 10-K/A filed with the Commission on April 8, 1998 (the "Amendment Filing"). The Amendment Filing made no substantive changes to the Original Filing, but added signatures to and corrected minor typographical errors in the Original Filing. However, the Amendment Filing was incomplete as an amendment under Rule 12b-15. This Form 10-K/A Amendment No. 2 is meant to replace the Original Filing and the Amendment Filing. Attached as Annex A to this Form 10-K/A Amendment No. 2 is the complete conformed text of the Original Filing and the corrections contained in the Amendment Filing.







    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by an authorized representative on April 10, 1998.



                                  TJ INTERNATIONAL, INC., Registrant



                                  By /s/ Valerie A. Heusinkveld
                                     ------------------------------------------
                                     Valerie A. Heusinkveld -- Vice President,
                                     Finance and Chief Financial Officer

                                                                        ANNEX A

                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from_________to________

                          Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                       82-0250992
-----------------------------                     -------------------------
  (State of incorporation)                  (IRS employer identification number)

   200 EAST MALLARD DRIVE, BOISE, IDAHO                       83706
----------------------------------------                     --------
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

        Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock ($1.00 par value)
                           ------------------------------
                                 (Title of Class)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

     Documents incorporated by reference: Listed hereunder the following documents if incorporated by reference, and the Parts of this Form 10-K into which the document is incorporated:

     The registrant's definitive proxy statement scheduled for use in connection with the annual meeting of stockholders to be held on May 27, 1998, portions of which are incorporated by reference into Part III of this Form 10-K.

                            EXHIBIT INDEX ON PAGE 26

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

         Consolidated Statements of Stockholders' Equity for the three years ended January 3, 1998.....37

         Consolidated Statements of Cash Flow for the three years ended January 3, 1998................38

         Notes to Consolidated Financial Statements....................................................39

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:




                                                                                                 PAGES IN THIS
                                                                                                     REPORT
                                                                                              ------------------
(3)Exhibits

(21)Subsidiaries of the Registrant............................................................        Document 2

(24)Consent of Independent Public Accountants.................................................        Document 3

(25)Powers of Attorney........................................................................        Document 4

(27)Financial Data Schedules for the year ended December 30, 1995, December 28, 1996,
    and January 3, 1998.......................................................................        Document 5



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


    In 1997 the Company completed construction of a TJI-Registered Trademark-joist manufacturing facility at its East Kentucky location. The new production line will allow the Company to produce TJI-Registered Trademark-joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange. Spending in 1997 for this facility was $16.5 million. The Company also began construction of a $45 million Nicrollan-Registered Trademark- lumber and TJI-Registered Trademark- joist facility in Evergreen, Alabama. During 1997 spending for this facility was $3.0 million. The plant is expected to be completed in the fourth quarter of 1998 with production volumes available for the 1999 building season.


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

4.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:



EXPRESSED IN THOUSANDS                              JANUARY 3, 1998    DECEMBER 28, 1996    DECEMBER 30, 1995
-------------------------------------------------------------------------------------------------------------
Salaries, wages, and commissions                        $  6,353            $  4,328            $  3,092
Retirement plans and other associate benefits             17,854              13,750              10,525
Marketing incentives                                      17,346               8,216               4,439
Other                                                      9,088               5,715               6,181
-------------------------------------------------------------------------------------------------------------
                                                        $ 50,641            $ 32,009            $ 24,237

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

    The following table summarizes certain information about stock options outstanding at January 3, 1998:


                                     OUTSTANDING AT      WTD. AVG.                     EXERCISABLE AT
                                       JANUARY 3,        REMAINING        WTD. AVG.      JANUARY 3,      WTD. AVG.
                                          1998       CONTRACTURAL LIFE  OPTION PRICE        1998       OPTION PRICE
                                     --------------  -----------------  -------------  --------------  -------------
RANGE OF OPTION PRICES
$0.50-- $1.00......................        539,332             6.3             0.80          88,134           0.59
 9.38..............................         40,800             3.0             9.38          40,800           9.38
$19.00--$24.125....................        714,167             8.9            21.50         222,303          21.38
                                     --------------  -----------------  -------------  --------------  -------------
                                         1,294,299             7.7            12.49         351,237          14.77
                                     --------------  -----------------  -------------  --------------  -------------
                                     --------------  -----------------  -------------  --------------  -------------


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