Form 10-Q
period 1998-04-04
TJ INTERNATIONAL INC
filed 1998-05-19
CIK 99974

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            Form 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For Quarter Ended  April 4, 1998   Commission file number 0-7469



                      TJ INTERNATIONAL, INC.


-------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)



Delaware                                          82-0250992
-------------------------------              ----------------------
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)



200 E. Mallard Drive
Boise, Idaho                                      83706

----------------------------------------     ----------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number,
including area code                          (208) 364-3300
                                             ----------------------



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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          May 11, 1998, 17,019,275 shares of $1 par
          value common stock.

                                        EXHIBIT INDEX ON PAGE 16

                     TJ INTERNATIONAL,  INC.

                 PART I.  Financial Information



The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year ending January 2, 1999.

                     TJ INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                   (AMOUNTS IN THOUSANDS)


ASSETS                   April 4,       January 3,     March 29,
                           1998           1998            1997

Current assets
   Cash and cash
     equivalents         $ 97,192       $119,087       $  21,516
   Marketable securities     ---          40,751             ---
   Receivables, less
     allowances of $398,
     $397 and $447        123,790         55,369         103,866
   Inventories             72,882         68,954          51,644
   Other                   12,988         10,923          11,545
                         --------       --------       ---------
                          306,852       295,084          188,571

Property
   Property and
     equipment            609,848       603,693          572,124
   Less - Accumulated
     depreciation        (233,333)     (223,207)        (192,835)
                         --------      --------        ---------
                          376,515       380,486          379,289

Goodwill                   19,240        19,500           20,280
Other assets               17,244        17,034           23,133
                         --------      --------        ---------
                         $719,851      $712,104         $611,273
                         --------      --------        ---------
                         --------      --------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable         $  ---         $  ---         $   2,505
   Accounts payable        31,221        25,238           36,434
   Accrued liabilities     43,808        50,641           32,535
                         --------      --------        ---------
                           75,029        75,879           71,474

Long-term debt            142,390       142,390           88,140
Other long-term
   liabilities             19,770        18,336            6,050
Reserve for discontinued
   operations              14,448        17,482           20,757

Minority interest in
   Partnership            222,344       216,605          199,287

Stockholders' equity
   ESOP Convertible
   Preferred Stock, $1.00
   par value, authorized
   10,000,000 shares, issued
   1,140,319, 1,147,219, and
   1,160,993               13,454        13,535           13,698
Guaranteed ESOP Benefit    (8,188)       (8,188)          (9,204)
Common stock, $1.00 par
   value, authorized
   200,000,000 shares,
   issued 17,893,134,
   17,807,142, and
   17,654,009              17,893        17,807           17,654
Paid-in capital           155,798       153,936          149,013
Retained earnings          91,995        86,116           67,546
Other                      (1,866)       (1,730)          (1,663)
Accumulated other
comprehensive              (3,858)       (3,805)          (3,179)
   income (loss)
Treasury stock, 888,782,
761,152 and 419,300,
shares, at cost            (19,358)      (16,259)         (8,300)
                          --------      --------        --------
                           245,870       241,412         225,565
                          --------      --------        --------
                          $719,851      $712,104        $611,273
                          --------      --------        --------
                          --------      --------        --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.


                     T J INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)


                                          (amounts in thousands
                                        except per share figures)

                                      For the fiscal quarter ended


                                        ------------------------
                                        April 4,       March 29,
                                          1998           1997
                                        --------       --------

Sales                                   $185,829       $161,263
                                        --------       --------

Costs and expenses
   Cost of sales                         135,523        117,923
   Selling expenses                       19,575         17,083
   Administrative expenses                 9,610          8,562
                                          ---------     --------
                                         164,708        143,568
                                         ---------      --------

Income from operations                    21,121         17,695
Investment income, net                     1,959            412
Interest expense                          (2,316)        (1,549)
Minority interest in Partnership          (9,847)        (7,795)
                                         ----------     --------
Income before income taxes                10,917          8,763
Income taxes                               4,094          3,286
                                         ----------     -------
Net income                                 6,823          5,477
                                         ----------     -------
                                         ----------     -------

Net income per common share
   Basic                                $   0.39       $   0.30
                                        ---------      --------
                                        ---------      --------
   Diluted                              $   0.36       $   0.28
                                        ---------      --------
                                        ---------      --------
Dividends declared per common share     $ 0.0550       $ 0.0550
                                        ---------      --------
                                        ---------      --------
Weighted average number of common
  shares outstanding during the periods
   Basic                                  16,958         17,501
                                       ---------        -------
                                       ---------        -------
   Diluted                                18,556         19,025
                                       ---------        -------
                                       ---------        -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.


                     TJ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE FISCAL QUARTER ENDED
                APRIL 4, 1998 AND MARCH 29, 1997
                           (Unaudited)
                     (amounts in thousands)

                                             April 4,  March 29,
                                               1998      1997

                                             --------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $  6,823  $  5,477
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization              11,081    10,037
    Minority interest in partnership            9,847     7,795
    Other, net                                  1,201       895
  Change in working capital items:
    Receivables                               (68,421)  (29,973)
    Inventories                                (3,928)      (95)
    Other current assets                       (2,065)   (1,804)
    Accounts payable and accrued liabilities     (326)    9,221
  Other, net                                   (1,062)       29
                                             ---------  --------

  Net cash provided by (used in) operating
    activities                               $(46,850) $  1,582
                                             --------- ---------
                                             --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                       $ (6,904) $ (7,326)
  Sales of marketable securities               40,751       ---
  Other, net                                     (801)      401
                                             --------- ---------
  Net cash provided by (used in) investing
    activities                               $ 33,046  $ (6,925)
                                            ---------  ----------
                                            ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock        $   (938) $   (963)
  Cash dividends paid on preferred stock          ---    (1,245)
  Minority partners tax distributions          (4,179)   (2,133)
  Net borrowings under lines-of-credit            ---     2,505
  Purchase of treasury stock                   (3,099)   (8,300)
  Other, net                                      125       194
                                            ---------  ---------

  Net cash used in financing activities      $ (8,091) $ (9,942)
                                            ---------  ---------
                                            ---------  ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net decrease in cash and cash equivalents  $(21,895) $(15,285)

  Cash and cash equivalents at beginning
    of year                                   119,087    36,801
                                            ---------  --------

  Cash and cash equivalents at end of period $ 97,192  $ 21,516
                                            ---------  ---------
                                            ---------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest, net of amounts capitalized     $  2,659  $  1,182
    Income taxes                             $  2,597  $    736


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS.


                     TJ INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

INVENTORIES

Inventories consisted of the following:

                                     (amounts in thousands)

                               April  4,   Jan.  3,    March 29,
                                 1998       1998        1997
                              ---------   ---------    ---------

      Finished goods           $54,523    $51,737        $35,690
      Raw materials and
        work-in-progress        18,359     17,217         15,954
                              ---------   -------      ---------

                                72,882     68,954         51,644
      Reduction to LIFO cost         -          -              -
                              ---------   -------      ---------

                               $72,882    $68,954        $51,644
                              ---------   -------      ---------
                              ---------   -------      ---------

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

NET INCOME PER COMMON SHARE:

Basic net income per common share is based on net income adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding. Diluted net income per common share assumes conversion of the Employee Stock Ownership Plan (ESOP) convertible preferred stock (ESOP preferred stock) into common stock at the beginning of the year and weighted average number of common shares outstanding after giving effect to stock options under the treasury stock method.

Basic net income and diluted net income were calculated as follows:


                                      For the fiscal
                                      quarter ended
                                   --------------------
                                   April  4,  March 29,
                                     1998       1997
                                   --------------------

BASIC NET INCOME

Net income as reported             $ 6,823   $ 5,477

Preferred stock dividends, net
   of related tax benefits            (253)     (248)
                                   -------   -------

Basic net income                   $ 6,570   $ 5,229
                                   -------   -------
                                   -------   -------

DILUTED NET INCOME


Net income as reported             $ 6,823   $ 5,477

 Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits               (166)     (174)
                                   -------   -------

Diluted net income                 $ 6,657   $ 5,303
                                   -------   -------
                                   -------   -------

-------------------------------------------------------------------
Weighted average shares outstanding
  used to determine basic earnings
  per common share                  16,958    17,501

ESOP preferred stock                 1,140     1,161

Stock Options                          458       363
                                   -------   -------


Weighted average shares used to
  determine diluted earnings
  per common share                  18,556    19,025
                                   -------   -------
                                   -------   -------

-------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the
periods include the following:

                                     For the fiscal
                                     quarter ended
                                   ------------------
                                   April 4   March 29,
                                   1998      1997
                                   ------------------

Net Income                         $ 6,823   $ 5,477
Other Comprehensive Loss               (53)     (399)
                                   ------------------

Comprehensive Income               $ 6,770   $ 5,078

                                   -------   -------
                                   -------   -------

Accumulated other comprehensive income (loss) for each period ended was as follows:

                                    (amounts in thousands)

                                   April 4,  Jan.  3,  March 29,
                                    1998       1998     1997
                                   --------  --------  ---------


Balances at beginning of period-
  cumulative translation
  adjustment                       $(3,805)  $ (2,780) $ (2,780)

Changes within periods-
  cumulative translation adjustment    (53)    (1,025)     (399)
                                   --------  --------  ---------


Balance at end of period-
  cumulative translation
  adjustment                       $(3,858)  $ (3,805) $ (3,179)
                                   --------  --------  ---------
                                   --------  --------  ---------


-------------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other information which is utilized by the Chief Executive Officer and to reconcile the segment information to financial statement amounts. SFAS No. 131 is effective for the Corporation for the year ending January 2, 1999. The Company is evaluating the impact of this new standard on its reporting and disclosure.

                     TJ INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE FISCAL QUARTER ENDED APRIL  4, 1998


OPERATING RESULTS

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

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:


                           SALES BY QUARTER
                        (amounts in thousands)

Quarter    1998       1997      1996      1995      1994
-------   -------   --------  --------  --------  --------
First     $185,829  $161,263  $111,157  $109,941  $118,163
Second               185,730   155,050   123,882   128,773
Third                185,576   179,571   137,759   136,266
Fourth               173,747   131,388   113,263   112,858
                    --------  --------  --------  --------

                    $706,316  $577,166  $484,845  $496,060

                    --------  --------  --------  --------
                    --------  --------  --------  --------


FIRST QUARTER OF 1998 COMPARED WITH THE FIRST QUARTER OF 1997

First quarter sales increased $24.6 million or 15% from the prior year first quarter. The sales increase is due to the continued acceptance of engineered lumber products as a substitute for solid-sawn lumber in the marketplace. The Company believes this growing acceptance is achieved primarily through homebuilders' and homeowners' increasing awareness of engineered lumber's superior quality and value. Additionally, growth in product acceptance is achieved through the Company's on-going education and sales efforts in the builder and specifier communities, introduction of new products and the adoption of engineered lumber products as the product of choice in a growing number of regional markets.

In both the first quarter of 1997 and 1998, the Company offered its Strategic Inventory Program to its customers. This program, which included rebates, extended terms and price protection was designed to encourage distribution customers to increase their inventory levels as the traditional building season begins.

In the west prices for competing Douglas fir wide-dimension products began 1998 at a two year low but began to slowly increase during the quarter. Prices for competing wide-dimension southern yellow pine began the year at a two year high and have continued to increase slightly over year ago prices.

The Company had increased unit volume sales of approximately 18%, compared to the prior year first quarter. Volume gains were strongest in the Company's TJI-Registered Trademark- Joist products. During the first quarter, the Company introduced its new TJI-Registered Trademark-/Pro-Registered Trademark- 120TS joist. This product is the first I-joist to include TimberStrand -Registered Trademark- LSL as a flange material. This new product introduction, combined with increased marketing emphasis on its TimberStrand-Registered Trademark- LSL wall framing and header products are pursuant to the Company's goal to increase the proportion of higher value products in its TimberStrand-Registered Trademark- LSL sales mix.

Gross margins for the first quarter were 27.1% compared with 26.9% in the first quarter of 1997. The Company was able to increase gross margin compared to the prior year despite increased costs for Oriented Strand Board (OSB). This increase in OSB costs was offset by lower veneer costs and increased operating efficiencies at many of the Company's manufacturing facilities. The Company's TimberStrand-Registered Trademark- LSL plants in Northern Minnesota and Eastern Kentucky continue to make incremental gains improving product properties, productivity, and operating costs.

Selling expenses increased $2.5 million, from $17.1 million in the first quarter 1997 to $19.6 million in the first quarter of 1998, however, they declined as a percentage of sales to 10.5% from 10.6% in 1997. Total selling expenses rose primarily because of variable selling expense and sales commissions resulting from sales growth. The Company also increased spending for targeted advertising.

General and administrative expenses increased $1.0 million, from $8.6 million in the first quarter of 1997 to $9.6 million in the first quarter 1998, however, they declined as a percentage of sales to 5.2% from 5.3% in 1997. This increase in spending is primarily driven by the Company's investment in business support software which is intended to provide the infrastructure for future growth.

Minority interest expense increased $2.1 million from 1997 due to the increase in earnings at the Trus Joist MacMillan (TJM)
Partnership.


LIQUIDITY AND CAPITAL RESOURCES

APRIL 4, 1998 COMPARED TO JANUARY 3, 1998

Working capital increased $12.4 million during the first quarter of 1998 to $232 million. Accounts receivable increased $68.4 million due to increased sales combined with the sales incentives offered in the first quarter of 1997 and 1998, as part of the Company's strategic inventory plan.

APRIL 4, 1998 COMPARED TO MARCH 29, 1997

Working capital increased $115 million from the prior year, to $232 million at April 4, 1998. The increase is due to strong earnings combined with modest capital expansion spending.

The Company completed construction in late 1997 of a TimberStrand-Registered Trademark- LSL - flange I line at its Eastern Kentucky location. The new production facility will allow the Company to produce traditional I-joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange material. The plant ramp up is on schedule, with market introduction of this product in the first quarter 1998. The additional I-line required a capital investment of approximately $16.5 million in 1997.

Also in 1997 the Company began construction of a Microllam-Registered Trademark- LVL, TJI-Registered Trademark- Joist plant located in Evergreen, Alabama, with production scheduled to begin late in the fourth quarter of 1998. The new production facility will allow the Company to produce traditional Microllam-Registered Trademark- LVL and TJI-Registered Trademark- Joist products. The plant will require a capital investment of approximately $45 million. Total spending on the project through the first quarter of 1998 was $5.2 million, including first quarter 1998 expenditures of $2.2 million.


The Company is evaluating potential sites for an additional combination Microllam-Registered Trademark- LVL, Parallam-Registered Trademark- PSL and TJI-Registered Trademark- Joist plant or a third TimberStrand-Registered Trademark- LSL plant but has not determined whether or when to proceed with construction. The Company believes that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet the on-going operating and capital expansion needs of the Company. The Company also believes that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.


In the first quarter 1998, the Board of Directors authorized the Company to purchase $3.1 million of treasury stock.

For 1997, the Company's Board of Directors authorized the purchase of up to $15 million of the Company's common stock at market prices. The Company purchased $8.3 million of treasury stock during the first quarter of 1997 and $6.7 million of stock during the second quarter of 1997 completing the stock purchase plan. In addition, the Board of Directors authorized and the Company purchased an additional $1.3 million of stock during the third quarter of 1997.

In the fourth quarter of 1997, the Company issued $42.6 million of taxable notes to preserve the Company's ability in the future to issue additional industrial revenue bonds to help finance the East Kentucky TimberStrand-Registered Trademark- LSL plant. The taxable notes are due in a single maturity on November 15, 2001, subject to prepayment at the option of the Company, and are unsecured. In addition, during the second quarter of 1997, the Company issued $11.65 million of industrial revenue bonds associated with the construction of the East Kentucky plant. The bonds are due in a single maturity in 2027, with interest payable semi-annually at 6.55%.

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

INDUSTRY, COMPETITION, AND CYCLICALITY

The Company's engineered lumber products continue to gain market acceptance as high-quality alternatives to traditional solid-sawn lumber products. Through the Company's intensive marketing efforts, the Company believes that builders and other wood users are increasingly recognizing the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products. The Company believes that this trend will continue.

No other company possesses the range of engineered lumber products, the levels of service and technical support, or the second generation technologies of TimberStrand-Registered Trademark- LSL or Parallam-Registered Trademark- PSL. There are, however, a number of companies, including several large forest products companies, that now produce look-alike wood I-joist and laminated veneer lumber products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to the Company's older generation technologies.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other information which is utilized by the Chief Executive Officer and to reconcile the segment information to financial statement amounts. SFAS No. 131 is effective for the Corporation for the year ending January 2, 1999. The Company is evaluating the impact of this new standard on its reporting and disclosure.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes a number of "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding the adequacy of the Company's reserves for discontinued operations and other statements regarding the Company's beliefs. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described, projected or implied herein. Factors that may result in such variance include, among others: changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements. Other factors are discussed in the Company's filings with the Securities and Exchange Commission.

Microllam-Registered Trademark-, Parallam-Registered Trademark-,
TJI-Registered Trademark-, and TimberStrand-Registered Trademark-are registered trademarks of Trus Joist MacMillan A Limited
Partnership, Boise, Idaho.

                     TJ INTERNATIONAL, INC.
                            PART II
                       OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Filed as an exhibit to this report is the following:

               (10)  Material Contract

               (27)  Financial Data Schedule

         (b)  No reports on Form 8-K were filed during the quarter

                     TJ INTERNATIONAL INC.
                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TJ INTERNATIONAL, INC.


                            /s/ Valerie A. Heusinkveld
                            ----------------------------
                                Valerie A. Heusinkveld
                                Vice President, Finance & Chief
                                Financial Officer


Date:   May 19, 1998

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                     EXHIBITS TO FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL QUARTER             COMMISSION FILE NUMBER 0-7469
ENDED APRIL 4, 1998


                     TJ INTERNATIONAL, INC.

                         EXHIBIT INDEX


Exhibits                                                 Page

--------                                               ------

(10)      Form of Change of Control Employment         Document 2
          Agreement entered into by participants
          in the Long Term Incentive Plan in
          January 1998.


(27)      Financial Data Schedule                      Document 3