Form 10-Q
period 1998-07-04
TJ INTERNATIONAL INC
filed 1998-08-18
CIK 99974

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                              Form 10-Q


                  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For Quarter Ended:  July 4, 1998    Commission file number:  0-7469



                        TJ INTERNATIONAL, INC.
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                      82-0250992
---------------------------------                    -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)


200 E. Mallard Drive
BOISE, IDAHO                                                       83706
---------------------------------                     ------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (208) 364-3300
                                                      ------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
      requirements for the past 90 days.  Yes  _X_    No  ___


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      August 14, 1998:  16,053,797 shares of $1 par value common stock.

                                                EXHIBIT INDEX ON PAGE 16

                        TJ INTERNATIONAL,  INC.

                  PART I.  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year ending January 2, 1999.

                        TJ INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                             (amounts in thousands except per share figures)
                                 For the fiscal       For the two fiscal
                                  quarter ended          quarters ended
                              ----------------------- ---------------------
                              July 4,     June 28,    July 4,     June 28,
                                1998        1997       1998        1997
                              --------    --------    --------    --------

Sales                         $193,361    $185,730    $379,190    $346,993
                              --------    --------    --------    --------

Costs and expenses
      Cost of sales            139,064     134,598     274,587     252,521
      Selling expenses          19,315      19,216      38,890      36,299
      Administrative expenses    9,403       8,762      19,013      17,324
                              ---------   ---------   ---------   ---------
                               167,782     162,576     332,490     306,144
                              ---------   ---------   ---------   ---------

Income from operations          25,579      23,154      46,700      40,849

Investment income, net           1,798         876       3,757       1,288

Interest expense                (2,223)     (1,564)     (4,539)     (3,113)

Minority interest in
Partnership                    (12,220)    (10,480)    (22,067)    (18,275)
                              ---------   ---------   ---------   ---------

Income before income taxes      12,934      11,986      23,851      20,749

Income taxes                     4,850       4,495       8,944       7,781
                              ---------   ---------   ---------   ---------
Net income                    $  8,084    $  7,491    $ 14,907    $ 12,968
                              ---------   ---------   ---------   ---------

Net income per common share
     Basic                    $   0.46    $   0.42    $   0.85    $   0.72
                              ---------   ---------   ---------   ---------
     Diluted                  $   0.43    $   0.39    $   0.79    $   0.67
                              ---------   ---------   ---------   ---------

Dividends declared per
common share                  $ 0.0550    $ 0.0550    $   0.11    $   0.11
                              ---------   ---------   ---------   ---------

Weighted average number of
common shares outstanding
during the periods
     Basic                                              16,981      17,295
                                                      ---------   ---------
     Diluted                                            18,554      18,814
                                                      ---------   ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              TJ INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                              (AMOUNTS IN THOUSANDS)


                                    July 4,     January 3,  June 28,
ASSETS                               1998         1998        1997
Current assets
Cash and cash equivalents           $ 139,980   $ 119,087   $  70,875
Marketable securities                     ---      40,751         ---
Receivables, less allowances of
      $394, $397 and $403              88,495      55,369      81,623
Inventories                            77,548      68,954      51,649
Other                                  14,468      10,923      11,540
                                    ----------  ----------  ----------
                                      320,491     295,084     215,687
Property
      Property and equipment          616,603     603,693     580,174
      Less - Accumulated
      depreciation                   (240,310)   (223,207)   (202,711)
                                    ----------  ----------- ----------
                                      376,293     380,486     377,463

Goodwill                               18,980      19,500      20,020
Other assets                           17,620      17,034      23,676
                                    ----------  ----------- ----------
                                    $ 733,384   $ 712,104   $ 636,846
                                    ==========  =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable              $  33,926   $   25,238  $  33,551
      Accrued liabilities              46,290       50,641     46,397
                                    ----------  ----------- ----------
                                       80,216       75,879     79,948

Long-term debt                        142,390      142,390     99,790
Other long-term liabilities            19,917       18,336      6,050
Reserve for discontinued operations    13,955       17,482     18,945

Minority interest in Partnership      228,268      216,605    205,394

Stockholders' equity
ESOP Convertible Preferred Stock,
      $1.00 par value, authorized
      10,000,000 shares, issued
      1,136,219, 1,147,219, and
      1,156,947                        13,405       13,535     13,650
Guaranteed ESOP Benefit                (8,188)      (8,188)    (9,204)
Common stock, $1.00 par value,
      authorized  200,000,000
      shares, issued 17,947,065,
      17,807,142, and 17,707,180       17,947       17,807     17,707
Paid-in capital                       157,570      153,936    150,602
Retained earnings                      98,712       86,116     73,839
Other                                  (1,865)      (1,730)    (1,687)
Accumulated other comprehensive
      income (loss)                    (5,148)      (3,805)    (3,188)
Common stock in treasury,
      1,034,355, 761,152, and
      711,152 shares, at cost         (23,795)     (16,259)   (15,000)
                                    ----------  ----------- ----------
                                      248,638      241,412    226,719
                                    ----------  ----------- ----------
                                    $ 733,384   $  712,104  $ 636,846
                                    ==========  =========== ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                              TJ INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE FISCAL QUARTERS ENDED JULY 4, 1998, AND JUNE 28, 1997
                                  (Unaudited)
                             (amounts in thousands)


                                          July 4,           June 28,
                                           1998              1997
                                      -------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          $     14,907          $     12,968
Adjustments to reconcile net
income to net cash provided
by operating activities:

      Depreciation and amortization       22,214                20,608
      Minority interest in partnership    22,067                18,275
      Other, net                           2,040                 1,787

Change in working capital items:
      Receivables                       (33,126)                (7,730)
      Inventories                         (8,594)                 (100)
      Other current assets                (3,545)               (1,799)
      Accounts payable and
      accrued liabilities                  4,022                18,940
Other, net                                (3,678)               (1,064)
                                       -----------          ------------
Net cash provided by operating
      activities                    $     16,307            $   61,885
                                       ===========          ============


CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures          $    (18,006)           $  (15,957)
      Sales of marketable securities      40,751                 -----
      Other, net                            (966)                 (731)
                                       -----------          ------------
      Net cash provided by (used in)
        investing activities        $     21,779            $  (16,688)
                                       ===========          ============


CASH FLOWS FROM FINANCING ACTIVITIES
      Cash dividends paid on common
            stock                   $     (1,873)           $   (1,914)
      Cash dividends paid on
            preferred stock               -----                 (1,245)
      Minority partners tax
            distributions                (8,020)                (4,996)
      Net borrowings under
            lines-of-credit                -----                    96
      Proceeds from the issuance
            of long-term debt              -----                11,650
      Purchase of treasury stock          (7,536)              (15,000)
      Other, net                             236                   286
      Net cash used in financing      ------------          ------------
            activities              $   (17,193)            $  (11,123)
                                      ============          ============

Net change in cash and cash equivalents
      Net increase in cash and cash
            equivalents             $     20,893            $   34,074

      Cash and cash equivalents
            at beginning of year        119,087                 36,801
                                      ------------          ------------
      Cash and cash equivalents
            at end of period        $   139,980             $   70,875
                                      ============          ============

Supplemental disclosures of cash
      flow information

      Cash paid during the period for:
            Interest, net of amounts
            capitalized             $      5,198            $    3,095
            Income taxes            $      6,597            $      534

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         TJ INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


INVENTORIES

Inventories consisted of the following:

                                              (amounts in thousands)
                                    July 4,     Jan. 3,     June 28,
                                     1998        1998         1997
                                    -------     -------     --------

      Finished goods                $57,769     $51,737     $39,412
      Raw materials and              19,779      17,217      12,237
        work-in-progress            -------     -------     --------
                                     77,548      68,954      51,649
      Reduction in LIFO cost              -           -           -
                                    -------     --------    --------
                                    $77,548     $68,954     $51,649
                                    =======     ========    ========


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

NET INCOME PER COMMON SHARE:

Basic net income per common share is based on net income adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding. Diluted net income per common share assumes conversion of the Employee Stock Ownership Plan (ESOP) convertible preferred stock (ESOP preferred stock)into common stock at the beginning of the fiscal year and weighted average number of common shares outstanding after giving effect to stock options under the treasury stock method.

Basic net income and diluted net income were calculated as follows:


                                              (amounts in thousands)
                                 For the fiscal       For the two fiscal
                                 quarter ended        quarters ended
                              -------------------     -----------------
                              July 4,     June 28,    July 4,   June 28,
                              1998        1997        1998      1997
                              -------------------     -----------------
BASIC NET INCOME

Net income as reported        $ 8,084     $ 7,491     $14,907     $12,968

Preferred stock dividends, net
   of related tax benefits       (250)       (246)       (503)       (494)
                              -------     -------     -------     ---------


Basic net income              $ 7,834     $ 7,245    $ 14,404     $12,474

                              =======     =======     ========    ========
DILUTED NET INCOME


Net income as reported        $ 8,084     $ 7,491    $ 14,907     $12,968

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits          (165)       (174)       (331)      (348)
                              -------     -------    --------   ---------

Diluted net income            $ 7,919     $ 7,317     $14,576     $12,620
                              =======     =======     ========    ========


COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the periods include the following:

                                              (amounts in thousands)
                                 For the fiscal       For the two fiscal
                                 quarter ended        quarters ended
                              -------------------     -----------------
                              July 4,     June 28,    July 4,   June 28,
                              1998        1997        1998      1997
                              -------------------     -----------------
Net income                    $ 8,084     $ 7,491     $14,907     $12,968
Other Comprehensive Loss       (1,290)         (9)     (1,343)       (408)
                              -------     -------     -------     -------

Comprehensive Income          $ 6,794     $ 7,482     $13,564     $12,560
                              =======     =======     =======     =======



Accumulated other comprehensive income (loss) for each period ended was as follows:

                                        (amounts in thousands)

                                    July 4,     Jan. 3,     June 28,
                                     1998        1998         1997
                                    -------     -------     --------
Balances at beginning of period-
  cumulative translation adjustment $(3,805)    $(2,780)    $ (2,780)

Changes within periods-
  cumulative translation adjustment  (1,343)     (1,025)        (408)
                                    -------     -------     --------
Balance at end of period-
  cumulative translation adjustment $(5,148)    $(3,805)    $ (3,188)
                                    =======     =======     ========


RECENTLY-ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other information which is utilized by the Chief Executive Officer and to reconcile the segment information to financial statement amounts. SFAS No. 131 is effective for the Company for the year ending January 2, 1999. The Company is evaluating the impact of this new standard on its reporting and disclosure.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains or losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impact of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

                              TJ INTERNATIONAL, INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FOR THE FISCAL QUARTER ENDED JULY  4, 1998

OPERATING RESULTS

TJ International, Inc., (the Company) is the 51 percent owner and managing partner of Trus Joist MacMillan a Limited Partnership (TJM), the world's leading manufacturer and marketer of engineered lumber products. Substantially all of the Company's operating assets are held and revenue generated by TJM. MacMillan Bloedel Limited (MB) owns a 49 percent interest in TJM.

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

SALES

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                              Sales by Quarter
                              ----------------
                           (amounts in thousands)
QUARTER       1998        1997        1996        1995        1994
            --------    --------    --------    --------    --------

First       $185,829    $161,263    $111,157    $109,941    $118,163
Second       193,361     185,730     155,050     123,882     128,773
Third                    185,576     179,571     137,759     136,266
Fourth                   173,747     131,388     113,263     112,858
            --------    --------    --------    --------    --------
            $379,190    $706,316    $577,166    $484,845    $496,060
            ========    ========    ========    ========    ========

SECOND QUARTER OF 1998 COMPARED WITH THE SECOND QUARTER OF 1997

Second quarter sales increased $7.6 million or 4% from the prior year second quarter despite the challenging market conditions of declining prices for competing commodity solid sawn lumber. Prices for 2x10 Douglas fir green lumber were down on average 35% from the prior year second quarter. Prices for 2x10 southern yellow pine were down on average 12%. Although the price of competing lumber products was significantly lower during the quarter, the Company continued to grow and convert builders to engineered lumber from traditional solid-sawn lumber. The factors driving this continued growth are the better performance, superior quality and value of engineered lumber as compared to the lower-priced commodity lumber alternative.

Other factors affecting sales in the second quarter included a reduction in inventory levels by several of the Company's key distribution customers.
These customers satisfied builder demand for products during the quarter by drawing on their inventory rather than ordering from the Company. In addition, wet weather conditions, particularly on the West Coast, delayed delivery of engineered lumber framing materials to many building sites. Sales to customers in the Pacific Rim also slowed significantly from the levels sold in the second quarter of last year.

Unit volume growth accounted for virtually all the sales increase for the second quarter of 1998. Prices in the second quarter were down approximately 1% from the second quarter of 1997. Volume gains were strongest in the Company's TJI-Registered Trademark- Joist products.

Gross margins for the second quarter of fiscal 1998 were 28.1% compared with 27.5% in the second quarter of 1997. Margin gains were the result of lower raw material costs for veneer and improved operating efficiencies at many of the Company's manufacturing plants. In addition, margin gains were the result of higher throughputs and reduced production costs at the Company's new technology TimberStrand-Registered Trademark- LSL plants in the second quarter compared to second quarter last year. Higher prices for the Company's new technology products were also realized during the quarter as the Company continued to execute its plan to transition to higher value products. These products include TimberStrand-Registered Trademark- LSL headers and door components, as well as the Company's TJI-Registered Trademark- Pro 120 TS, which uses TimberStrand-Registered Trademark- LSL as a flange material in the joist.

Offsetting some of these improvements was an increase in the cost for Performance Plus OSB, which is used as the web material in the Company's TJI-Registered Trademark-joist products. Commodity OSB prices increased on average 53% from the second quarter of 1998 as compared to the prior year's second quarter. At quarter end, the price trend for OSB continued upward.

Selling expenses increased $0.1 million, from $19.2 million in the second quarter 1997 to $19.3 million in the second quarter 1998, but declined as a percent of sales to 10% from 10.3% in 1997. General and administrative expenses increased to $9.4 million in the second quarter 1998 from $8.8 million in the prior year's quarter. This increase in spending is primarily driven by the Company's investment in business support software which is intended to provide the infrastructure for future growth.

Minority interest expense increased $1.7 million from 1997 due to the increase in earnings at the Trus Joist MacMillan (TJM) Partnership.

FIRST TWO QUARTERS OF 1998 COMPARED WITH THE FIRST TWO QUARTERS OF 1997

Sales for the first half of 1998 increased by $32.2 million or 9.3% from the comparable period last year. Unit volume sales growth accounted for the majority of the increase due to increased acceptance of the Company's engineered lumber products.

Gross margins increased from 27.2% to 27.6% between the two periods. Improved performance at the Company's two new plants represented the majority of the improvement.

Selling expenses increased $2.6 million or 7.1%, but declined as a percentage of sales from 10.5% to 10.3%. General and administrative expenses increased $1.7 million; but a percentage of sales remained flat at 5.0%.

LIQUIDITY AND CAPITAL RESOURCES

JULY 4, 1998 COMPARED TO JANUARY 3, 1998

Working capital increased $21 million during the first half of 1998 to $240 million. The increase was primarily driven by the Company's increase in accounts receivable as a result of increased sales volume, as well as the Company's seasonal investment in inventory as the traditional building season gains full momentum. Cash flows from operations were $16.3 million.

JULY 4, 1998 COMPARED TO JUNE 28, 1997

Working capital increased $105 million from the prior year, to $240 million at July 4, 1998. The increase was due to additional debt issued in the fourth quarter of 1997 (described below), strong cash flow from operations combined with a modest capital program and an increase in inventory levels aimed at improving service levels and reducing lead times to customers.

The Company completed construction in late 1997 of a TimberStrand-Registered Trademark- LSL - flange I-line at its East Kentucky location. The new production facility will allow the Company to produce traditional I-joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange material. The plant ramp up is on schedule, with market introduction of this product in the first quarter 1998. The additional I-line required a capital investment of approximately $16.5 million in 1997.

Also in 1997, the Company began construction of a Microllam-Registered Trademark- LVL, TJI-Registered Trademark- Joist plant located in Evergreen, Alabama, with production scheduled to begin late in the fourth quarter of 1998. The new production facility will allow the Company to produce traditional Microllam-Registered Trademark- LVL and TJI-Registered Trademark Joist products. The plant will require a capital investment of approximately $45 million.

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

In the first quarter 1998, the Board of Directors authorized the Company to purchase $3.1 million of treasury stock. In addition, at the Company's Board of Directors meeting held on May 27, 1998 the Board authorized the Company to purchase $35 million of treasury stock, of which the Company purchased $4.4 million in the second quarter of 1998.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other information which is utilized by the Chief Executive Officer and to reconcile the segment information to financial statement amounts. SFAS No. 131 is effective for the Company for the year ending January 2, 1999. The Company is evaluating the impact of this new standard on its reporting and disclosure.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains or losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impact of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes a number of "forward-looking statements" as defined by the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, statements regarding the adequacy of the Company's reserves for discontinued operations and other statements regarding the Company's beliefs. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described, projected or implied herein. Factors that may result in such variance include, among others: changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements. Other factors are discussed in the Company's filings with the Securities and Exchange Commission.



Microllam-Registered Trademark-, Parallam-Registered Trademark-,
TJI-Registered Trademark- Joist and TimberStrand-Registered Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

                           TJ INTERNATIONAL, INC.
                                  PART II
                             Other Information

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the Company's May 27, 1998 annual meeting of stockholders, the following matters were voted upon and approved by the stockholders as indicated:

                                                Votes Cast
                                    ------------------------------------
                                                Against or
Description                         For         Withheld    Abstentions
-----------------------------       ----------  ----------  ------------

      1. To elect as directors the
         following individuals

      FOR TERMS EXPIRING AT THE 2001
      ANNUAL MEETING

            Thomas H. Denig         15,118,787   236,788         -

            Steven C. Wheelwright   15,123,305   227,752         -


      2. Ratification of Appointment
         of Arthur Andersen LLP as
         Independent Accountants for
         the Company                15,116,276   139,177       93,147


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

                                    TJ INTERNATIONAL, INC.


                                    /s/ Valerie A. Heusinkveld
                                    --------------------------------
                                    Valerie A. Heusinkveld
                                    Vice President, Finance & Chief
                                       Financial Officer


Date:   August 18, 1998

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              EXHIBITS TO FORM 10-Q



                    Quarterly Report Under section 13 or 15 (d)

                      of the Securities Exchange Act of 1934

      For the fiscal quarter ended July 4, 1998  Commission File Number 0-7469

                             TJ INTERNATIONAL, INC.

                                EXHIBIT INDEX


Exhibits                                                        Page
---------------------                                       ------------

(27)  Financial Data Schedule                                Document 2