Form 10-Q
period 1998-10-03
TJ INTERNATIONAL INC
filed 1998-11-17
CIK 99974

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                         Form 10-Q


               Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For Quarter Ended:  October 3, 1998Commission file number:  0-7469



                     TJ INTERNATIONAL, INC.
------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


DELAWARE                                            82-0250992
---------------------------------            ------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


200 E. Mallard Drive
BOISE, IDAHO                                            83706
---------------------------------            ------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code    (208) 364-3300
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     November 12, 1998:  15,717,230 shares of $1 par value common stock.

                                        EXHIBIT INDEX ON PAGE 18

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

                     TJ INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                         (amounts in thousands except per share figures)
                            For the fiscal   For the three fiscal
                            quarter ended       quarters ended
                         ---------------------------------------
                         Oct. 3,   Sept. 27, Oct. 3,   Sept. 27,
                          1998      1997      1998       1997
                         ---------------------------------------

Sales                    $222,423  $185,576  $601,613  $532,569
                         --------  --------  --------  --------

Costs and expenses
     Cost of sales        166,330   133,530   440,917   386,051
     Selling expenses      21,204    17,426    60,094    53,725
     Administrative expenses   9,861   8,729   28,874    26,053
                         --------- --------- --------  --------
                          197,395   159,685   529,885   465,829
                         --------- --------- --------  --------

Income from operations     25,028    25,891    71,728    66,740

Investment income, net      2,042     1,438     5,799     2,726

Interest expense           (2,201)   (1,596)   (6,740)   (4,709)

Minority interest in
  Partnership             (12,179)  (12,065)  (34,246)  (30,340)
                         --------- --------- --------- --------
Income before income taxes  12,690   13,668    36,541    34,417

Income taxes                4,759     5,126    13,703    12,907
                         --------- --------- --------- ---------
Net income                  7,931     8,542    22,838    21,510
                         ========= ========= ========= =========
Net income per common share
     Basic               $   0.46  $   0.48  $   1.32  $   1.21
                         ========= ========= ========= =========
     Diluted             $   0.43  $   0.45  $   1.23  $   1.12
                         ========= ========= ========= =========

Dividends declared per
  common share           $ 0.0550  $ 0.0550  $ 0.1650  $ 0.1650
                         ========= ========= ========= =========
Weighted average number of
common shares outstanding
during the periods
     Basic                                     16,711    17,200
                                             ========= =========
     Diluted                                   18,219    18,713
                                             ========= =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                     TJ INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                   (AMOUNTS IN THOUSANDS)
                              Oct. 3,   Jan. 3,   Sept. 27,
                                1998      1998      1997
ASSETS                        --------- --------- ----------
Current assets
     Cash and cash equivalents$ 136,814 $ 119,087 $  96,771
     Marketable securities         ---     40,751      ---
     Receivables, less allowances
        of $390, $397 and $400   98,738    55,369    78,358
     Inventories                 65,999    68,954    54,739
     Other                       12,833    10,923    11,445
                              --------- --------- ----------
                                314,384   295,084   241,313
Property
     Property and equipment     626,209   603,693   591,523
     Less-Accumulated depreciation (249,254) (223,207) (212,837)
                              --------- --------- ----------
                                376,955   380,486   378,686

Goodwill                         18,720    19,500    19,760
Other assets                     17,892    17,034    25,005
                              --------- --------- ----------
                              $ 727,951 $ 712,104 $ 664,764
                              ========= ========= ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

     Accounts payable            39,064    25,238    43,330
     Accrued liabilities         51,970    50,641    49,884
                              --------- --------- ----------
                                 91,034    75,879    93,214

Long-term debt                  142,390   142,390    99,790
Other long-term liabilities      21,569    18,336     6,050
Reserve for discontinued operations   14,018   17,482   18,139

Minority interest in Partnership  233,676  216,605  213,688

Stockholders' equity
     ESOP Convertible Preferred Stock,
       $1.00 par value, authorized
       10,000,000 shares, issued
       1,135,019, 1,147,219, and
       1,151,312                 13,391    13,535    13,584
     Guaranteed ESOP Benefit     (8,188)   (8,188)   (9,204)
     Common stock, $1.00 par value,
       authorized 200,000,000
       shares, issued 18,017,545,
       17,807,142, and 17,765,026   18,018   17,807   17,765
     Paid-in capital            159,505   153,936   150,832
     Retained earnings          105,563    86,116    82,196
     Other                       (1,921)   (1,730)   (1,687)
     Accumulated other comprehensive
       income (loss)             (6,760)   (3,805)   (3,344)
     Common stock in treasury,
       2,321,605, 761,152, and
       761,152 shares, at cost  (54,344)  (16,259)  (16,259)
                              --------- --------- ----------
                                225,264   241,412   233,883
                              --------- --------- ----------
                              $ 727,951 $ 712,104 $ 664,764
                              ========= ========= ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                     TJ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE FISCAL QUARTERS ENDED OCTOBER 3, 1998, AND SEPTEMBER 27, 1997
                           (Unaudited)
                     (amounts in thousands)


                                             Oct. 3,   Sept. 27,
                                               1998      1997
                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $  22,838 $  21,510
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization              33,378    31,249
     Minority interest in partnerships          34,246    30,340
     Other, net                                  3,176     2,802

  Change in working capital items:
     Receivables                               (43,369)   (4,465)
     Inventories                                 2,955    (3,190)
     Other current assets                       (1,910)   (1,704)
     Accounts payable and accrued liabilities   14,896    32,453
  Other, net                                    (4,896)   (3,344)
                                             --------- ---------
  Net cash provided byoperating activities   $  61,314 $ 105,651
                                             ========= =========

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                       $ (31,017)$ (28,078)
  Sales of marketable securities                40,751       ---
  Other, net                                        14      (377)
                                             --------- ---------
  Net cash provided by (used in)
  investing activities                       $   9,748 $ (28,455)
                                             ========= =========

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock        $  (2,805)$  (2,888)
  Cash dividends paid on preferred stock           ---    (1,245)
  Minority partners tax distributions          (12,785)   (8,905)
  Proceeds from the issuance of long-term debt      ---   11,650
  Purchase of treasury stock                   (38,085)  (16,259)
  Other, net                                       340      421
  Net cash used in financing activities      --------- ---------
                                             $ (53,335)$ (17,226)
                                             ========= =========

NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase in cash and cash equivalents  $  17,727 $  59,970

  Cash and cash equivalents at beginning of year  119,087   36,801
                                             --------- ---------
  Cash and cash equivalents at end of period $ 136,814 $  96,771
                                             ========= =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest, net of amounts capitalized    $   6,230 $   4,268
     Income taxes (refunds), net             $   8,411 $  (2,752)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                     TJ INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


INVENTORIES

Inventories consisted of the following:
                                   (amounts in thousands)
                              Oct. 3,   Jan. 3,   Sept. 27,
                               1998      1998       1997
                              --------  --------  --------

     Finished goods           $ 48,046  $ 51,737  $ 38,590
     Raw materials and          17,953    17,217    16,149
       work-in-progress       --------  --------  --------

     Total Inventory          $ 65,999  $ 68,954  $ 54,739
                              ========  ========= ========


Effective January 4, 1998, the Company changed its inventory costing method for its lumber, veneer, Microllam-Registered Trademark- LVL, TJI-Registered
Trademark- Joists and open web trusses from LIFO to FIFO.   The Company is
executing a strategy of increasing the sales of its new technology Parallam-Registered Trademark- PSL, TimberStrand-Registered Trademark- LSL and TJI-Registered Trademark- TS-120 TimberStrand-Registered Trademark- flanged I-joist products which are valued using the FIFO methodology. The Company believes using the FIFO inventory costing methodology for all its product lines is a more appropriate and consistent matching of costs against revenues. This change in accounting had no material impact on quarterly results and as a result, quarterly information is not restated.

NET INCOME PER COMMON SHARE:

Basic net income per common share is based on net income adjusted for preferred stock dividends and related tax benefits divided by the weighted average number of common shares outstanding. Diluted net income per common share assumes conversion of the Employee Stock Ownership Plan (ESOP) convertible preferred stock (ESOP preferred stock) into common stock at the beginning of the fiscal year and weighted average number of common shares outstanding after giving effect to stock options under the treasury stock method.


Basic net income and diluted net income were calculated as follows:

                                   (amounts in thousands)
                            For the fiscal    For three fiscal
                            quarter ended      quarters ended
                         ----------------------------------------
                         Oct. 3,   Sept. 27, Oct. 3,   Sept. 27,
                          1998      1997      1998       1997
                         ----------------------------------------
BASIC NET INCOME

Net income as reported   $ 7,931   $ 8,542   $22,838   $21,510

Preferred stock dividends, net
   of related tax benefits   (251)    (243)     (753)     (737)
                         --------  --------  --------  --------

Basic net income         $ 7,680   $ 8,299   $22,085   $20,773
                         ========  ========  ========  ========
DILUTED NET INCOME

Net income as reported   $ 7,931   $ 8,542   $22,838   $21,510

Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits     (165)     (174)     (496)     (522)
                         --------  --------  --------  --------

Diluted net income       $ 7,766   $ 8,368   $22,342   $20,988
                         ========  ========  ========  ========


COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the periods include the following:

                                   (amounts in thousands)
                            For the fiscal   For the three fiscal
                            quarter ended       quarters ended
                         ----------------------------------------
                         Oct. 3,   Sept. 27, Oct. 3,   Sept. 27,
                          1998      1997      1998       1997
                         ----------------------------------------

Net income               $ 7,931   $ 8,542   $22,838   $21,510
Other Comprehensive Loss  (1,612)     (156)   (2,955)     (564)
                         --------  --------  --------  --------

Comprehensive Income     $ 6,319   $ 8,386   $19,883   $20,946
                         ========  ========  ========  ========


Accumulated other comprehensive income (loss) for each period ended was as follows:

                                        (amounts in thousands)
                                   Oct. 3,   Jan. 3,   Sept. 27,
                                    1998      1998       1997
                                   --------  --------  --------

Balances at beginning of period-
  cumulative translation adjustment$(3,805)  $(2,780)  $ (2,780)

Changes within periods-
  cumulative translation adjustment (2,955)   (1,025)      (564)
                                   --------  --------  ---------
Balance at end of period-
  cumulative translation adjustment$(6,760)  $(3,805)  $ (3,344)
                                   ========  ========  =========


                     TJ INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
          FOR THE FISCAL QUARTER ENDED OCTOBER 3, 1998


OPERATING RESULTS

TJ International, Inc., (the Company) is the 51% owner and managing partner of Trus Joist MacMillan a Limited Partnership (TJM), the world's leading manufacturer and marketer of engineered lumber products. Substantially all of the Company's operating assets are held and revenue generated by TJM. MacMillan Bloedel Limited (MB) owns a 49% interest in TJM.

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

Sales

The Company's sales by quarter during the current year and for the preceding four years are as follows:

                        Sales by Quarter
                     (amounts in thousands)

Quarter          1998       1997      1996      1995      1994
--------       --------  --------  --------  --------  --------
First          $185,829  $161,263  $111,157  $109,941  $118,163
Second          193,361   185,730   155,050   123,882   128,773
Third           222,423   185,576   179,571   137,759   136,266

Fourth                    173,747   131,388   113,263   112,858
               --------  --------  --------  --------  --------
               $601,613  $706,316  $577,166  $484,845  $496,060
               ========  ========  ========  ========  ========



Third Quarter of 1998 Compared With the Third Quarter of 1997

Third quarter sales were $222 million, an increase of $36.9 million or 20% from the prior year third quarter. Year to date, sales grew to $601.6 million, or 13% from the $532.6 million reported a year ago. Sales per North American housing start for the nine months ending in September 1998 were $369, which is an increase of 7.3% from the first nine months of 1997. Management believes this increase is a strong indicator that 1998 will be the Company's 16th consecutive year of growth in this key benchmark.

The increase in sales resulted from growing acceptance of engineered lumber in construction due to the higher quality and better value that engineered lumber products provide. This growth has been achieved despite the challenging market conditions of declining prices for commodity solid sawn lumber products, which remain the primary competitor for the Company's engineered lumber products. Prices for 2x10 Douglas fir green lumber were down on average 38% from the prior year third quarter. Prices for 2x10 southern yellow pine were down on average 37%. Although prices for competing commodity products were much lower, the Company has maintained and increased its base of builders who have used the Company's products over the years. However, the low prices for competing commodity solid sawn lumber made it more difficult during the quarter to convert builders who have not used the Company's products in the past.

Unit volume growth accounted for virtually all of the sales increase for the third quarter of 1998. The Company's average price was essentially flat in the third quarter of 1998 compared to the third quarter of 1997. Volume gains were strong for all of the Company's products lines with TJI-Registered Trademark- Joist products showing the strongest gain followed closely by TimberStrand-Registered Trademark- LSL, Microllam-Registered Trademark- LVL, Parallam-Registered Trademark- PSL, and Open Web joist products.

Gross margins for the third quarter of fiscal 1998 were 25.2% compared with 28.1% in the third quarter of 1997. The most significant factor in the margin decline was the cost of oriented strand board (OSB) which is used as the raw material component for the web in the Company's TJI-Registered Trademark-Joist products. Commodity OSB prices increased on average 96% for the third quarter of 1998 as compared to the prior year's third quarter. Average commodity OSB 7/16" North Central pricing for the third quarter of 1997 was $154, while in the third quarter of 1998 the average price was $302. Commodity OSB pricing reached a high of $325 in the third quarter of 1998, however prices dropped dramatically and ended the quarter at approximately $205.

In comparing the third quarter of 1998 to 1997, the higher OSB prices negatively impacted operating income by approximately $8 million or 14 cents per diluted share. High OSB costs were partially offset by improved operating efficiencies at many of the Company's manufacturing plants. The Company experienced improved productivity and throughput, lower unit costs, and higher product prices for both TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL products. The Company also continues to execute its plan to transition its new technology product line to higher value products. These products include TimberStrand-Registered Trademark- LSL headers, wall framing and door components, as well as the Company's TJI-Registered Trademark--Pro 120 TS, which uses TimberStrand-Registered Trademark- LSL as a flange material in the joist.

Selling expenses increased $3.8 million, from $17.4 million in the third quarter 1997 to $21.2 million in the third quarter 1998, increasing slightly as a percent of sales to 9.5% from 9.4% in 1997.

General and administrative expenses increased to $9.9 million in the third quarter 1998 from $8.7 million in the prior year's third quarter. However, as a percentage of sales, general and administrative expenses declined in the third quarter of 1998 to 4.4% compared to 4.7% for the third quarter 1997.
The increase in total spending is primarily driven by the Company's investment in business support software training and implementation. The new business and transaction processing systems are intended to provide the infrastructure for future growth.

First Three Quarters of 1998 Compared with the First Three Quarters of 1997

Sales for the first three quarters of 1998 increased by $69.0 million or 13.0% from the comparable period last year. Unit volume sales growth accounted for essentially all of this increase.

Gross margins decreased from 27.5% to 26.7% between the two periods. The decrease in gross margin is mainly attributable to increased OSB cost during the third quarter of 1998 compared to the third quarter 1997.

Selling expenses increased $6.4 million or 11.9%, but declined as a percentage of sales from 10.1% to 10.0%. General and administrative expenses increased $2.8 million, however, as a percentage of sales declined to 4.8% year-to-date 1998 from 4.9% year-to-date in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Oct. 3, 1998 Compared to January  3, 1998

Working capital increased $4.2 million during the first three quarters of 1998 to $223.4 million. The Company's cash flows from operations were $61.3 million for the first nine months of 1998.

Oct. 3, 1998 Compared to Sept. 27, 1997

Working capital increased $75.3 million from the prior year, to $223.4 million at Oct. 3, 1998. The increase was due to additional long-term debt issued in the fourth quarter of 1997 (described below) and strong cash flow from operations combined with a modest capital program. Inventory levels have also been increased to improve service levels and reduce lead times to customers. Receivables have also increased as more customers purchase and ship via rail which have 60 day terms.

The Company completed construction in late 1997 of a TimberStrand-Registered Trademark- LSL - flange I-line at its East Kentucky location. The new production facility allows the Company to produce TJI-Registered Trademark-Joist products, using TimberStrand-Registered Trademark- LSL as the top and bottom flange material. Market introduction of this product began in the first quarter 1998. The additional I-line required a capital investment of approximately $16.5 million in 1997.

Also in 1997, the Company began construction of a Microllam-Registered Trademark- LVL, TJI-Registered Trademark- Joist plant located in Evergreen, Alabama, with production scheduled to begin late in the fourth quarter of 1998. The new production facility will allow the Company to produce traditional Microllam-Registered Trademark- LVL and TJI-Registered Trademark-Joist products. The plant will require a capital investment of approximately $45 million.

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

In the first quarter 1998, the Board of Directors authorized the Company to purchase $3.1 million of common stock. In addition, at the Company's Board of Directors meeting held on May 27, 1998 the Board authorized the Company to purchase $35 million of common stock. The Company purchased $4.4 million in the second quarter of 1998 and $30.6 million in the third quarter 1998 completing that stock purchase plan.

For 1997, the Company's Board of Directors authorized the purchase of up to $15 million of the Company's common stock at market prices. The Company purchased $8.3 million of treasury stock during the first quarter of 1997 and $6.7 million of stock during the second quarter of 1997 completing that stock purchase plan. In addition, the Board of Directors authorized and the Company purchased an additional $1.3 million of stock during the third quarter of 1997.

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

During the third quarter 1998 the Company issued $6.7 million of tax exempt variable rate demand bonds related to the East Kentucky plant. The interest rate on these bonds is established weekly, and the interest is paid monthly. The bonds are unsecured, with the principal due in a single maturity in 2028. The proceeds from the variable rate demand bonds were used to prepay, without penalty, $6.7 million of the $42.6 million of taxable notes described above.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires publicly-held companies to report segment and other information which is utilized by the Chief Executive Officer and to reconcile and segment information to financial statement amounts. SFAS No. 131 is effective for the Company for the year ending January 2, 1999. The Company is evaluating the impact of this new standard on its reporting and disclosure.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains or losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.


YEAR 2000 ISSUE

The Company is working to resolve the effects of the Year 2000 problem on its information systems, including the financial and transaction systems, production and process control systems, and compliance status of suppliers' systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize the process dates and date-sensitive information on and beyond January 1, 2000.

In 1997, the Company formally began a series of assessments, company-wide tracking and awareness programs. These programs insured corporate-wide awareness of the Year 2000 issues, standardized the inventory and assessment methods, and tracked the results of the assessments.

As of September of 1998, the Company had successfully educated key personnel on the issues, completed its inventory and assessments of the Year 2000 risks for financial and transaction systems and production and process control systems. A number of applications in the financial and transaction processing systems are compliant due to recent implementations and upgrades. The Company has been configuring and installing Year 2000 compliant systems as part of its program to provide significantly improved functionality in its business support software. This program is intended to provide the infrastructure for future growth. The Company's core financial and reporting systems are not yet fully compliant but are scheduled to be complete by late fall 1999. To date, no significant issues have been identified in connection with the Company's assessment of its primary production and process control systems. The Company expects to complete replacement of the identified non-compliant equipment or software by the third quarter of 1999.

The Company is also in the process of surveying vendors, principal customers and business partners regarding their Year 2000 compliance. Contingency plans have been identified or are currently being developed in the event either the Company's systems or key third-party systems are not compliant.

While the Company currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Company's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely, worst case, scenario of failure by the Company or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billings and to deliver finished products to customers. The Company is currently identifying and considering various contingency operations, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow the Company to minimize the risk of any unresolved Year 2000 problems in its operations and to minimize the effect of any unforeseen Year 2000 failures.

The Company currently estimates the cost to complete compliance should not exceed $3,000,000. These costs will be expensed as incurred, unless new software, equipment, or hardware is purchased that should be capitalized in accordance with accounting policy.


FORWARD-LOOKING STATEMENTS

This Form 10-Q includes a number of "forward-looking statements" as defined by the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, statements regarding the adequacy of the Company's reserves for discontinued operations, completion date and success of the Company's Year 2000 compliance program, and other statements regarding the Company's beliefs. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described, projected or implied herein. Factors that may result in such variance include, among others: changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements. Other factors are discussed in the Company's filings with the Securities and Exchange Commission.




Microllam-Registered Trademark-, Parallam-Registered Trademark-,
TJI-Registered Trademark- Joist and TimberStrand-Registered Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho

                     TJ INTERNATIONAL, INC.
                             PART II
                        Other Information


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Filed as exhibits to this report are the following:

               (18) Letter Regarding Change in Accounting Principles
               (27) Financial Data Schedule

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

Date:   November 17, 1998

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                      EXHIBITS TO FORM 10-Q



           Quarterly Report Under section 13 or 15 (d)

             of the Securities Exchange Act of 1934

For the fiscal quarter ended October 3, 1998  Commission File Number 0-7469

                     TJ INTERNATIONAL, INC.

                          EXHIBIT INDEX


Exhibits                                                 Page
--------                                               ----------
(18) Letter Regarding Change in Accounting Principles  Document 2
(27)  Financial Data Schedule                          Document 3