Form 10-K405
period 1999-01-02
TJ INTERNATIONAL INC
filed 1999-04-02
CIK 99974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended January 2, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from ________ to ________

Commission File Number 0-7469

                            TJ INTERNATIONAL, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                        82-0250992
------------------------                        -------------------------
(State of incorporation)                        (IRS employer
                                                identification number)

200 East Mallard Drive, Boise, Idaho                              83706
------------------------------------                              ----------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number,
including area code                                         (208) 364-3300
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($1.00 par value)
                     -------------------------------------
                               (Title of Class)

The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
_X_    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 30, 1999 was $333,506,000.

The number of outstanding shares of the registrant's common stock
($1.00 par value), as of March 30, 1999 was 18,131,991, excluding
2,626,905 shares held as treasury stock.

Documents incorporated by reference: Listed hereunder the following documents if incorporated by reference, and the Parts of this Form 10-K into which the document is incorporated:

The registrant's definitive proxy statement to be dated on or after April 8, 1999, for use in connection with the annual meeting of stockholders to be held on May 26, 1999, portions of which are incorporated by reference into Part III of this Form 10-K.

                                    EXHIBIT INDEX ON PAGE 20

                                    PART I
                                   --------
ITEM 1.           BUSINESS

ITEM 1(a).        GENERAL DEVELOPMENT OF BUSINESS

RECENT DEVELOPMENTS

1998 FINANCIAL RESULTS AND MARKET DEVELOPMENTS

      The fundamentals for our business were quite strong through all of 1998. North American housing starts for 1998 grew 8% over 1997 levels. Interest rates remained at low levels, consumer confidence continued at high levels, and the trend away from lumber to engineered lumber products continued.

      Sales for the year reached a record $778 million, an increase of 10 percent from the sales level reached in 1997. The growth in 1998 came from unit volume growth, as average prices were essentially flat from 1997 to 1998. We also achieved market penetration gains for residential products for the 16th consecutive year and increased sales per North American housing start from $344 last year to $355 in 1998. These sales and market penetration gains were achieved in an environment where the prices for the primary competing product, solid sawn lumber, fell dramatically during the year.

      Lumber prices fell most dramatically in the East. Southern Yellow Pine 2 x 10 prices, which early in the year ranged between $570 to $630 per thousand, fell steadily to the $420 to $430 per thousand range by the end of the year. A decline of over 25 percent. The steep lumber price decline in the West happened in 1997 with prices declining to the lowest levels in the last 5 years. For most of 1998, 2 x 10 Douglas Fir prices ranged between $300 to $350 a thousand. We believe our 1998 penetration growth demonstrates that we continue to convert new builders to engineered lumber products even when the lumber markets are in steep declines or are at historic lows.

      Our commercial products demonstrated a good, solid growth year. Sales increased to $85 million from the $76 million achieved last year. This is also a product line where we were able to raise our prices and increase our margins in 1998.

      Sales for products outside North American experienced two opposing trends. Like most other exporters to the Pacific Rim, our sales into that geography declined significantly. However, strong growth from our European group almost completely offset the Pacific Rim declines. Our international sales ended 1998 at $26 million, down from the $30 million in 1997.

      Gross margins as a percent of sales declined this year. We achieved 26.5 margin points in 1998, compared to 27.3 margin points last year. The most significant factor pressuring our margins was higher costs for OSB. We use a proprietary OSB as a purchased raw material component for our TJI-Registered Trademark- joists. Prices for commodity OSB began to increase in August of 1998 and by October had increased over 100%. The price spike cost us $11 to $12 million or 20 cents to 22 cents per diluted share in the second half of the year. In such a soft lumber market, we could not raise our prices to cover this cost increase.

      Also in 1998 we experienced significant improvement in our new technologies. In both our TimberStrand-Registered Trademark-LSL and Parallam-Registered Trademark- PSL technologies, we were able to raise our prices, lower our manufacturing costs, increase our production rates, and move our mix to higher-value products.

      We continue to be very pleased with our Deerwood, Minnesota TimberStrand-Registered Trademark- LSL plant. Each month the plant increases its throughput and is now running at above pro forma rates. The East Kentucky TimberStrand-Registered Trademark-LSL plant is moving toward and, in 1999, should approach the pro forma rates that we anticipated when we built that mill. The new TJI-Registered Trademark- joist plant in East Kentucky which uses TimberStrand-Registered Trademark- LSL as a flange material is running very close to pro forma rates on one shift. We anticipate going to an expanded shift schedule there this spring, which will help the utilization of the capacity at that mill.

      Our selling expenses, as a percent of sales were essentially flat. Last year we spent 10 percent of our sales on selling expenses, and this year we spent 10.1 percent.

      General and administrative expenses for the year were essentially flat. We spent approximately $36 million in both years; 5.2 percent of sales last year, 4.7 percent this year. Earnings per share improved from a $1.44 per diluted share in 1997 to $1.57 per share in 1998, and in the fourth quarter we improved our earnings per share from 31 cents to 34 cents per diluted share.

      We completed our stock buyback announced in May and repurchased over $38 million of stock in 1998. Our buyback will begin to affect our earnings per share more significantly in 1999, reducing outstanding shares by approximately 8 percent.

      Our site selection process for the next significant plant in North America continues. We plan to have an announcement on the technology and site later this year. In the interim, we're going to make investments in capacity expansions at our existing facilities in Vancouver, British Columbia, and Deerwood, Minnesota. These capacity projects are a very effective use of capital and also allow us to push out the construction start time for a new mill a bit longer. We've also begun to evaluate manufacturing opportunities in Europe, believing that within the next several years we'll need some capacity in that region to service these markets.

      Looking forward, we expect the strong fundamentals for our business to continue. Most economic forecasts project housing starts for 1999 will be about the same, perhaps just a bit weaker than in 1998. Our current order files are at all-time record levels, indicating a very high level of confidence with builders and among our distribution and retail partners. OSB prices are down significantly from their peak, which improves our cost structure. We are very encouraged by the success we're seeing outside of North American markets, particularly in Europe where we are looking for good, solid growth again in 1999.

COMPANY STRATEGY

      Our primary objective remains increasing market penetration for the engineered lumber products we make and market. We believe the fundamentals, that have driven our growth over the past several years remain in place, including the declining availability of high-quality, large diameter timber, the superior performance of engineered lumber products, and our continuing transition to proprietary, lower-cost technologies. In addition, we continue to enjoy strong brand name recognition, supported by an extensive North American distribution network. Most importantly, we believe there continues to be growth in market acceptance of engineered lumber products as superior alternatives to traditional solid sawn lumber.

      Our strategy, which is composed of two key elements, is focused on continuing our historic dominance in the engineered lumber industry.

1. LOW-COST PROPRIETARY TECHNOLOGIES AND DOMINANT PRODUCTION CAPACITY. We intend to pursue the advantages of our technological leadership. We believe our technologies in engineered lumber enable us to use smaller logs and to make more efficient use of wood fiber than the current sawmill production of sawn structural lumber. We also intend to capitalize on our proprietary technologies -- Parallam-Registered Trademark- PSL and TimberStrand-Registered Trademark- LSL which allow the Company to manufacture engineered lumber from non-traditional lumber species such as aspen and poplar. These species are lower in cost, more abundant and less environmentally sensitive than traditional fir and pine species.

      In 1995, we completed an aggressive program to construct two large manufacturing facilities. This new capacity included a TimberStrand-Registered Trademark- LSL plant in Eastern Kentucky and a combination Microllam-Registered Trademark- LVL and Parallam-Registered Trademark- PSL plant in Buckhannon,

West Virginia. During 1996 and 1997 these facilities were in the start-up phase and were ramping up their production capacity. In 1997 TJI-joist manufacturing capability was added to East Kentucky. In addition, we are currently in the process of expanding capacity at the Vancouver, British Columbia Parallam PSL plant and Deerwood Minnesota TimberStrand LSL plant. Through the expansion of existing plants and the addition new production facilities, we believe we will maintain our dominant share of engineered lumber industry capacity.

      We believe our system of proprietary technology plants will give us a significant cost, wood source, product breadth and flexibility advantages over competitors who are limited to older generation technologies. Our continuing investment in our proprietary technologies is aimed at further strengthening our market leading position.

      We have financed our capital expansion program through several sources, including a portion of the proceeds from the sale of TJ International, Inc. common stock in 1993, equity contributions from our limited partner, the proceeds of tax exempt bond offerings and internally generated funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". We are currently examining potential sites for an additional combination LVL and PSL plant or a third TimberStrand-Registered Trademark- LSL plant. Commitment to this new capacity is contingent upon continued market demand and acceptance of engineered lumber products.

2. A SYSTEM OF INTEGRATED COMPONENTS AND SERVICES AND VALUE ADDED MARKETING. We believe the construction industry is undergoing a transition toward increased use of engineered lumber as a structural building material, as wide-dimension commodity lumber generally increases in price and decreases in quality. We intend to focus our marketing efforts on a system of integrated components, rather than individual products. We are in the process of developing the FrameWorks-Registered Trademark-Building System, which represents a complete system in engineered lumber to build the entire structural frame of a home. The FrameWorks-Registered Trademark- Building System will include roof, wall, stair, foundation and frame systems, enhancing the overall performance of the home, which we believe will be a benefit to architects, builders, dealers and home buyers.

      We believe we have a competitive advantage over other engineered lumber producers in that we offer a complete support and service system for our products. This support and service system includes, a system performance guarantee for the lifetime of the home, the largest technical service force in the industry, engineering assistance and performance recommendations and computer-generated framing plans and materials specifications from its TJ-Xpert-Trademark- software, which gives us the ability to optimize design on a house-by-house basis.

      We will continue our emphasis on a broad and aggressive North American distribution network, focusing on product availability and services. We believe our partnership with MacMillan Bloedel Limited and strategic alliances with Weyerhaeuser Company and other regional distributors and retailers offer us the strongest distribution network in North America for engineered lumber products.

      Our extensive product lines, highly skilled, service-oriented sales force, and extensive distribution network provide an unparalleled opportunity to meet the modern demands of the building community and the discriminating homeowner.

ITEM 1(b).        FINANCIAL INFORMATION ABOUT THE COMPANY'S
                  INDUSTRY SEGMENTS.

      As of January 2, 1999, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires public companies to disclose financial and descriptive information about their reportable operating segments as regularly evaluated by the chief operating decision-makers. Our chief operating decision-makers consist of senior management that work together to allocate resources to, and assess the performance of, our engineered lumber business. We manufacture, market and distribute various engineered lumber products that are used for construction. We believe that we manage our business, assess our performance and allocate resources as a single operating segment in the engineered lumber business.

ITEM 1(c).        NARRATIVE DESCRIPTION OF BUSINESS.

BUSINESS

GENERAL

      We are the leading manufacturer and marketer of engineered lumber products in the world. Engineered lumber products are high quality substitutes for solid sawn structural lumber historically obtained from the logging of older, large diameter trees. We utilize advanced technology to manufacture engineered lumber at sixteen facilities located in the United States and Canada.

      STRATEGY. We are the leading manufacturer and marketer of value-added engineered lumber products to the residential and light commercial construction industry. We believe we are well positioned to benefit from the increasing scarcity and associated higher prices of the high quality, large diameter logs historically utilized to make the sawn structural lumber products with which our products compete. Our objective is to increase the product acceptance of engineered lumber products and to strengthen our market leadership in these products. To increase product acceptance, our selling efforts highlight product advantages including consistent quality, superior strength, relatively light weight and ease of installation targeted at end users such as architects and contractors. We seek to strengthen our leading market position through (i) competitive pricing; (ii) value-added marketing of technical support and services; (iii) maintenance of industry production capacity dominance through the construction of new engineered lumber manufacturing facilities, the expansion of existing plants and the construction of other facilities as market conditions warrant; (iv) the ongoing development of proprietary technologies including processes utilizing relatively low-cost wood fiber from tree species, such as aspen and yellow poplar, (v) the promotion of a complete system of structural frame components rather than individual products; and (vi) reliance on an extensive North American distribution network, including our partnership with MacMillan Bloedel Limited and strategic alliances with the Weyerhaeuser Company and other regional distributors and retailers.

      TIMBER SUPPLY. In general, the supply of large diameter logs suitable for wide dimension lumber has declined over the past several years in the Pacific Northwest. In addition, environmental pressures have greatly slowed the harvest of the remaining timber supply. We believe the combined effect of reduced supply and more restrictive environmental regulation on federally owned timberlands will continue to reduce the volume of high-grade timber available from this source.

      Most of our technologies can use wood fiber from trees that were previously not suitable for the manufacture of structural lumber, and this allows us to access the current inventory of wood fiber in North America. This wood fiber differs from that in the past, primarily in the species and size of the trees available for harvest. Much of today's potential wood fiber supply consists of smaller second growth logs or is found in the interior forests of Appalachia, the upper Midwest and the Canadian interior forests. These forests include fast-growing, abundant and competitively priced species of trees such as aspen and yellow poplar. These trees are not regarded as sufficiently large, straight, or strong enough to be sawn into structural lumber. Our new technologies now allow the use of these species for high-grade structural products. We will continue to use substantial volumes of Douglas fir in the West and southern yellow pine wood fiber in the South at our existing LVL plants from the available supply of mature trees or smaller second growth logs.

      Unlike many of our principal competitors in engineered lumber, we do not currently own any timberlands or significant amounts of standing timber. We buy our raw materials on contract both from small independent suppliers and larger integrated forest products companies. In addition, a portion of our wood raw material is purchased on the spot market. The reduced supplies could result in more volatile wood markets. We have experienced and believe we may continue to experience volatility in our quarter-to-quarter results due to raw material price volatility.

      However, we believe we will be able to satisfy our needs for raw materials and we are not currently aware of any potential shortages for longer-term requirements. We are increasingly purchasing standing timber tracts, to be processed at our facilities in place of veneer purchased from other producers. We believe we have significant competitive advantages over companies marketing traditional sawn lumber products in an environment of reduced timber supply because our engineered lumber technologies are able to utilize non-traditional sources of wood fiber, which are both more abundant and less expensive.

ENGINEERED LUMBER TECHNOLOGIES

      OVERVIEW. We believe the construction industry is undergoing a transition in its use of structural building materials as sawn structural lumber decreases in quality.
Engineered lumber is enjoying increased market acceptance and is displacing sawn structural lumber.

      This transition is driven by the changing composition of the North American timberlands, both in terms of regional log supply restrictions and the type and size of logs currently available for use as raw material. The availability of timber from federally owned forests in the Pacific Northwest has been greatly restricted, and the size of an average sawlog has decreased to the point where it is often too small to produce significant quantities of high grade, wide-dimension structural lumber.

      TECHNOLOGY. We are the industry leader in developing and commercializing proprietary technologies that enable the manufacture of engineered lumber products from wood that has been regarded as not sufficiently large, strong, straight, or free of defects to be sawn into structural lumber.

      The following table outlines the principal features of the Company's technologies:

                          RAW             MAXIMUM           PRODUCTION
TECHNOLOGY              MATERIAL            SIZE            FACILITIES
------------------------------------------------------------------------------

Microllam-Registered    Rectangular       80 feet long by   Buckhannon,
 Trademark- LVL         high-grade        4 feet wide by    West Virginia
                        veneer            3-1/2 inches      Eugene, Oregon
                                          thick             Junction City,
                                                            Oregon
                                                            Natchitoches,
                                                            Louisiana
                                                            Valdosta, Georgia
                                                            Evergreen, Alabama

Parallam-Registered     Irregular         66 feet long by   Buckhannon,
Trademark- PSL          veneer from       20 inches wide    West Virginia
                        first and         by 11 inches      Colbert, Georgia
                        last peels of     thick             Vancouver, British
                        the log                             Columbia

TimberStrand-           Strands of        48 feet long by   Deerwood,
Registered Trademark-   pulpwood up to    8 feet wide by    Minnesota
LSL                     13 inches long    5-1/2 inches      Hazard, Kentucky
                                          thick

      Our three engineered lumber technologies are: laminated veneer lumber, or LVL, the oldest and most commercialized of the technologies; parallel strand lumber, or PSL, first introduced in the mid-1980's in Canada; and laminated strand lumber, or LSL, a new technology introduced in the fall of 1991. Both PSL and LSL are our proprietary technologies, while equipment to produce LVL is now available from several machinery manufacturers and is utilized by an increasing number of forest products manufacturers. We believe our LVL manufacturing process, however, enjoys several advantages which make this process cost-competitive compared to the commercially available alternatives.

      Although we have been issued and have applied for a number of patents on our current processes, we believe our technological competitiveness also comes from our continued innovation and technical expertise in this industry. We will, however, continue to assert our legal rights wherever appropriate.

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

      PARALLEL STRAND LUMBER (PSL): This technology, which is proprietary, starts with sheets of thin veneer peeled from a log. These are then clipped into strands, which are up to eight feet long and 5/8 inches wide. The ability to use this very narrow strand allows a significantly higher percentage of the log to be manufactured into a value-added product. The strand is then coated with adhesive. The next step in the process employs a pressing system in which microwaves are used to cure the adhesives and form a large block, or billet, of engineered lumber measuring up to 11 inches by 20 inches and 66 feet long. The Company's PSL process is protected in the U.S. and in 15 other countries. These patents provide protection through 2008.

      We believe that the combination of the PSL and LVL technologies in a single manufacturing facility, such as our Buckhannon, West Virginia plant, will allow us to be among the most efficient converters of wood fiber to a high value product.

      LAMINATED STRAND LUMBER (LSL): Our other proprietary engineered lumber technology, LSL, begins with small-diameter, 8-foot-long logs such as aspen and yellow poplar. These are species traditionally used in lower value applications such as pulp logs, and are therefore substantially less expensive than traditional sources of sawn lumber. These logs are flaked into strands 12 inches long, which are then treated with an adhesive. The strands are put into a steam-injection press that significantly densifies the wood and creates boards up to 48 feet long, up to 5-1/2 inches thick, and 8 feet wide. The TimberStrand LSL process is protected in the U.S. and in 24 other countries. These patents provide protection through 2010.

      We produce the broadest line of structural engineered lumber building products in the industry, possess certain exclusive product technologies, and believe we enjoys a reputation for superior quality and service. Our largest product line is for the new construction residential housing market, which includes single-family detached homes, apartments, condominiums, townhouses, and manufactured housing. Industrial uses constitute our second product line and include core components for the millwork and furniture industry, scaffold plank, and concrete forming and shoring products. The third product line is light-commercial construction, which includes structures such as warehouses, schools, gymnasiums, shopping centers, and low-rise office buildings. The table on the following page lists our products, the technology utilized, product size, and end use of such products.

                  TJ INTERNATIONAL ENGINEERED LUMBER PRODUCTS

RESIDENTIAL       ENGINEERED LUMBER
PRODUCTS          TECHNOLOGY                 SIZE           END USE
------------------------------------------------------------------------------
TJI-Registered    Microllam-Registered       9-1/2" to      Residential
Trademark-        Trademark- LVL             16" deep       construction
I-joists          or Timberstrand-           Width from     floor and roof
                  Registered Trademark-      1-1/2" to      joists.
                  LSL on the top and         3-1/2"         Substitutes for
                  bottom with enhanced       Up to 80'      traditional 2x10
                  composite panel webs       long           and 2x12 sawn
                  in the middle                             lumber systems.


Rim joists        TimberStrand-Registered    1-1/4" thick   Residential
                  Trademark- LSL             9-1/2" to 16"  construction
                                             deep           frames in
                                             17' to 48'     perimeter of
                                             long           floor.
                                                            Substitutes for
                                                            laterally ripped
                                                            plywood and/or
                                                            2x10 and 2x12 sawn
                                                            lumber.

Headers, beams,   Microllam-Registered       1-3/4" to      Residential
and columns       Trademark- LVL             7-1/4" thick   construction.
                  Parallam-Registered        9-1/2" to 18"  Ranges from main
                  Trademark- PSL             deep           carrying beam in
                  TimberStrand-Registered    Up to 80' long home to support
                  Trademark- LSL                            structures above a
                                                            window or door
                                                            (header).
                                                            Substitutes for
                                                            traditional 2x10
                                                            and 2x12 sawn
                                                            lumber, glulam and
                                                            steel beams.


COMMERCIAL PRODUCTS
-------------------

Open-web truss    Microllam-Registered       14" to 114"    Roof support
                  Trademark- or strength-    deep           structure in
                  rated lumber on the        Spans lengths  light commercial
                  top and bottom with        up to 120'     buildings.
                  tubular steel webs         long
                  in the middle

TJI-Registered    Microllam-Registered       2.3" to 4.65"  Roof structure
Trademark- roof   Trademark- LVL             thick          for smaller
truss series                                 4-1/2" to      commercial
                                             37.1" deep     buildings.
                                             Up to 80' long

INDUSTRIAL PRODUCTS
-------------------

Window and door   TimberStrand-Registered    Various        Substitutes for
core material     Trademark- LSL                            finger jointed
                                                            Ponderosa pine
                                                            lumber in the
                                                            manufacture of
                                                            wood windows and
                                                            doors.

Concrete forming  Microllam-Registered       1-1/2" to      Support members in
and shoring       Trademark- LVL             5-1/4" thick   the structure into
support members   Parallam-Registered        6-1/2" to 20"  which wet concrete
                  Trademark- PSL             deep           is poured in both
                                             Up to 80' long residential and
                                                            commercial
                                                            buildings.
                                                            Substitutes for
                                                            2x10, 2x12, 4x4
                                                            and larger sawn
                                                            lumber and for
                                                            aluminum form
                                                            support systems.

Scaffold plank    Microllam-Registered       1-1/2" to      Decking material
                  Trademark- LVL             2-1/2" thick   in scaffold
                                             9" to 11-3/4"  frames.
                                             wide           Substitutes for
                                             Up to 80' long high strength
                                                            rated 2x6 and 2x8
                                                            sawn lumber.

      We continue to explore the development of new and improved-engineered lumber products, which have superior performance and quality characteristics relative to traditional sawn lumber. We currently have a focused effort to develop further TimberStrand-Registered Trademark- LSL products including its use as a roof framing material and developing coating applications that produce a high quality paintable surface.

      We own a number of registered and non-registered trademarks for its promotional literature and engineered lumber products.
We believe our engineered lumber trademarks, and in particular, our Silent Floor-Registered Trademark- brand of residential structural products, have achieved significant name recognition in the engineered lumber industry.

      SALES, MARKETING, AND DISTRIBUTION. Our engineered lumber products are sold through our network of wholesale lumber distributors, including MacMillan Bloedel Building Materials Distribution Centers, the Weyerhaeuser Building Materials Customer Service Centers, and a number of other distributors. In addition, we sell directly to stocking retail lumber dealers in the United States and Canada. This distribution network broadens our market to include an extensive range of smaller lumber dealers and outlets. We believe this distribution network gives us the broadest and deepest reach into the market of any engineered lumber producer.

      Since July 1993, we have operated under an arrangement with the Weyerhaeuser Building Material Distribution Division, pursuant to which the Weyerhaeuser customer service centers in the United States and Canada distribute our engineered lumber products exclusively. In addition, Weyerhaeuser has assumed an expanded role as a supplier of veneer and oriented strand board to certain of our manufacturing facilities. We believe this arrangement has enhanced the visibility and sales of our products.

      We employ the engineered lumber industry's largest sales force consisting of approximately 203 technical sales representatives who market our products directly to architects, project engineers, contractors, developers, independent lumber dealers, national wholesale building material suppliers, and industrial users. This enables us to better educate and assist customers in the use of engineered lumber and simultaneously helps create demand, further enabling us to differentiate our products from those of our competitors.

      Our products are supported by numerous advanced computer-assisted software packages. For residential construction, our proprietary TJ-Xpert-Trademark- software, which is receiving increasing acceptance by builders, translates a builder's blueprints into a complete framing plan for a structural system using engineered lumber products.

      We also have sales offices and representatives in Japan, France, the United Kingdom, Germany, Belgium, and the Middle
East. We believe the markets outside of North America present future growth opportunities for our products.

      COMPETITION. Sawn lumber products produced in traditional sawmills remain the primary competition for our engineered lumber products.

      Our competition for look-a-like engineered lumber products include large competitors producing LVL and I-joists in several plants across North America, and others that are manufacturing wood I-joists only. Competition is expected to continue to increase as a number of our competitors, including Louisiana-Pacific Corporation, Boise Cascade Corporation, and Georgia Pacific Corporation have undertaken capacity expansion plans in their LVL and I-joist facilities. In particular, competition may emerge or increase from established wood products companies that now sell primarily traditional wood products. A number of existing competitors such as Louisiana-Pacific Corporation, Boise Cascade Corporation, Willamette Industries, Inc., and Georgia-Pacific Corporation, own a significant portion of their own raw materials and generally have greater financial resources.

      We believe the principal competitive factors in the market for engineered lumber are product quality, customer support, distribution capabilities, and price. We believe our broader product line, based in part on our proprietary technologies PSL and LSL lumber, provide an important competitive advantage over our competition. In addition, we believe we enjoy a leadership position in terms of brand name recognition, value-added services to builders, an aggressive and broad distribution network and a wide selection of products which have received building code approval in substantially all markets.

      Other building materials, including steel, plastic, brick, and cement, are alternative basic materials for construction. However, these materials may not readily lend themselves to traditional residential framing methods or tools and have certain inherent manufacturing and performance deficiencies.

BACKLOG

      Our order backlog at January 2, 1999 was approximately $75 million compared to approximately $41 million at January 3, 1998.
Some portion of the current order
backlog will probably not be filled due to extended deliveries or cancellations. In addition, lead times of orders can vary significantly from quarter to quarter and year to year.
Accordingly, the backlog on a particular date may not be representative of the level of future sales.

EMPLOYEES

      As of January 2, 1999, the Company employed a total of approximately 3,735 employees in its engineered lumber operations.

ENVIRONMENTAL MATTERS

      We are subject to various federal, state, provincial, and local environmental laws and regulations, particularly relating to air and water quality and the storage, handling, and disposal of various materials and substances used in the Company's plants and processes. Permits are required for certain of our operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both.

      We believe we are in material compliance with existing environmental laws and regulations, and that our expenditures in future years for environmental compliance will not have a material adverse effect on our operations.

FORWARD LOOKING STATEMENTS

      Forward-looking statements include, without limitation, statements regarding expectations for raw material costs, sales growth in international markets, and expectations of future increases in product acceptance and penetration. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described, projected, or implied herein. Factors that may result in such variance include changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

ITEM 1(d)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
            OPERATIONS AND EXPORT SALES.

      We operate manufacturing facilities in two countries, the United States and Canada; and the majority of all sales are made domestically in those countries. Financial information relating to foreign and domestic operations is presented in Note 9 to the consolidated financial statements, page 37 of this Report.

ITEM 2.     PROPERTIES

      Set forth below are the locations of our manufacturing facilities and the technology and/or products produced at such facilities.

                              Engineered Lumber
                                 Technology
                              -----------------
STRUCTURAL PRODUCTS                                         OPEN WEB
MANUFACTURING                 LVL   PSL   LSL   I-JOISTS    TRUSSES
-------------------           ---   ---   ---   --------    ---------
Buckhannon, West Virginia     X     X
Chino, California                                           X
Claresholm, Alberta                             X           X
Colbert, Georgia                    X
Deerwood, Minnesota                       X
Delaware, Ohio                                              X
Eugene, Oregon                X                 X
Evergreen, Alabama            X                 X
Hazard, Kentucky                          X     X
Hillsboro, Oregon                                           X
Junction City, Oregon         X
Natchitoches, Louisiana       X                 X
Stayton, Oregon               X                 X
Valdosta, Georgia             X                 X
Vancouver, British Columbia         X
Elma, Washington              *     *

*  Produces veneer for Microllam LVL and Parallam PSL

   Our headquarters staff is located in Boise, Idaho.

      The properties at Stayton, Oregon and Natchitoches, Louisiana are subject to mortgages aggregating $16.4 million. Because the costs of these latter properties are financed partially or wholly by Industrial Development Revenue Bonds, record title to a significant portion of the land, buildings, and equipment is being held by the bond-issuing authorities until the bonds are retired.

      All properties in use or held for future use are considered suitable for our present and future needs.

ITEM 3.           LEGAL PROCEEDINGS.

      No material legal proceedings or claims are pending or known other than several claims and suits for damages arising in the ordinary conduct of business, resulting primarily from construction accidents and often involving contractors and others as joint defendants.

      Based on current facts and knowledge, all material liabilities under any of the pending claims and suits would be covered under liability insurance policies or are otherwise provided for in the financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.

None.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.


      The approximate number of record holders of the Company's
$1.00 par value common stock at March 18, 1999, is set forth below:

                        (1)                               (2)
                  Title of Class                Number of Record Holders
                  --------------                ------------------------
            Common Stock, $1 par value                    1,794

      There are approximately 1,794 beneficial shareholders. The remainder of this Item 5 is contained in the following sections of the Report at the pages indicated below:

      "Market and Dividend Information", on page 39 of this Report, to the extent that said section discusses the principal market or markets on which the common stock is being traded; the range of high and low quoted sales prices (closing) for each quarterly period during the past two years; the source of such quotations; and the frequency and amount of any dividends paid during the past two years with respect to such common stock.

      "Note 2 to the consolidated financial statements", page 30 of this Report, to the extent that said Note describes any restriction on the Company's present or future ability to pay such dividends.

ITEMS 6, 7, AND 8.
------------------

The information called by Items 6, 7 and 8, inclusive of Part II of this form, is contained in the following sections of this Report at the pages indicated below:

                       Captions and Pages of this Report
                      -----------------------------------

ITEM 6      SELECTED FINANCIAL DATA       "Selected Financial Data" ......22

ITEM 7      MANAGEMENT'S DISCUSSION       "Management's Discussion
            AND ANALYSIS OF FINANCIAL     and Analysis" ..................40
            CONDITIONS AND RESULTS OF
            OPERATIONS

ITEM 8      FINANCIAL STATEMENTS AND      "Consolidated Financial
            SUPPLEMENTARY DATA            Statements".....................24

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
            FINANCIAL DISCLOSURE.

            Not applicable.


                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.

      Following is a schedule of names and certain information regarding all of the executive officers, as of January 2, 1999, each of whose term of office is one year.

Name and Age                              Office
-------------                             -------

Harold E. Thomas, age 72                  Chairman of the Board

Thomas H. Denig, age 52                   President and Chief Executive
                                          Officer

Robert J. Dingman, age 57                 Senior Vice President, Custom Group

Randy W. Goruk, age 46                    Senior Vice President, North
                                          American Residential Group

Patrick D. Smith, age 52                  Senior Vice President, Manufacturing
                                          Group

Valerie A. Heusinkveld, age 40            Vice President, Finance and
                                          Chief Financial Officer

Richard B. Drury, age 49                  Secretary and Treasurer

Jody B. Olson, age 51                     Vice President, Corporate
                                          Development

Floyd J. Juday, age 55                    Vice President, Marketing Services

James H. Ware, age 55                     Vice President, Technology and
                                          Engineering


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

      Robert J. Dingman was appointed Sr. Vice President, Custom Operations Group for Trus Joist MacMillan, in 1995. Mr. Dingman joined the Company in 1983 as the Southwest Division Manager and has subsequently served as Division Manager, Microllam-Registered Trademark- Lumber Operations and Sr. Vice President, Western Operations. Before joining the Company, Mr. Dingman, a graduate of St. Lawrence University, was Vice President and General Manager of the Architectural Building Products Division of Koppers Company, Inc.

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

      Patrick D. Smith was appointed Senior Vice President, Manufacturing Operations Group for Trus Joist MacMillan in 1994. Mr. Smith joined the Company in 1984 as the Plant Manager at the Natchitoches, Louisiana, plant and has subsequently served as Plant Manager at the Colbert, Georgia, Plant, General Manager of the Atlantic Coastal Division, and Vice President of Construction. Before joining the Company, Mr. Smith, a graduate at Edinboro University, began a 15-year career with the Koppers Company in their Forest Products Division. He managed three different manufacturing plants and worked in the industrial relations department.

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

      Jody B. Olson was elected Vice President, Corporate Development in 1987. In 1991, Mr. Olson was also elected Secretary of the Board of Trus Joist MacMillan. Previous positions held by Mr. Olson were Microllam-Registered Trademark-Lumber Division Controller; Microllam-Registered Trademark-Lumber Industrial Salesperson and Sales Manager; General Manager of the Company's former trucking subsidiary; Manager, Energy Systems; Assistant to the President, Mergers and Acquisitions; and Manager, Corporate Development. Mr. Olson, who joined the Company in 1979, is a graduate of the University of Idaho and the Lewis and Clark Law School.

      Floyd J. Juday was appointed Vice President, Markets for
Trus Joist MacMillan in February of 1996, upon joining the Company. Mr. Juday received his undergraduate degree from Western Michigan University, and graduate degree from Indiana
University. Before joining the company, Mr. Juday spent 25 years in the forest products industry with Georgia Pacific and MacMillan Bloedel in various management positions.

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

      The balance of this Item 10 is included in the definitive proxy statement, under the caption "Election of Directors"; and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

      Item 11 is included in the definitive proxy statement, under the caption "Compensation of Executive Officers", including the sub-caption "Executive Compensation Tables", and is incorporated herein by reference. The subcaptions "Executive Compensation Committee Report on Executive Compensation", and "Performance Graphs", under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement are not incorporated herein.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

      Item 12 is included in the definitive proxy statement under the caption "Stock Ownership"; and is incorporated herein by reference.

      For purposes of calculating the aggregate market value of the voting stock held by non-affiliates as set forth on the cover page of this Form 10-K, we have assumed that affiliates are those persons identified in the portion of the definitive proxy statement identified above.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Item 13 is included in Note 8 to the consolidated financial statements, pages 36 of this Report.

      -Registered Trademark- - Microllam, Parallam, TimberStrand,
       TJI, The Silent Floor, FrameWorks are registered trademarks of the Company.

      -Trademark- - TJ-Xpert is a trademark of the Company

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.

      (a)         Financial Statements

                  A list of the financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

      (b)         Reports on Form 8-K.

                  There have been no Form 8-K filings during the fourth quarter of 1998.

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

                  First Supplemental Trust Indenture, First
Supplemental Refunding Agreement, and Reimbursement and Security
Agreement, all dated November 1, 1998, pertaining to the Natchitoches, Louisiana, plant.

                  (11) Statement regarding computation of per share earnings. The information required by Exhibit (11) is included under the caption "Net Income Per Share" in Note 1 to the consolidated financial statements, page 30 of this Report.

                  (22)  Subsidiaries of the registrant.

                  (24) Consent of independent public accountants to the incorporation of their report dated February 2, 1999, included in this Form 10-K for the year ended January 2, 1999, into TJ International, Inc.'s previously filed Form S-8 Registration Statements as follows: (registration numbers in parentheses). Trus Joist Corporation Employee Stock Ownership
Plan (2-96065), Trus Joist Corporation Associates' Stock Purchase Plan (2-96821), Trus Joist Corporation Key Employees' 1982 Incentive Stock Option Plan with Nonstatutory feature (2-96964), Trus Joist Corporation Employee Stock Ownership Plan (33-4704), Trus Joist Corporation Profit Sharing Plan (33-21870), Trus Joist Corporation Key Employees' 1985 Incentive Stock Option Plan with Nonstatutory Feature, as amended (33-22186), TJ International,
Inc. Key Employees 1998 and 1992 Stock Option Plans (33-54582),
TJ International, Inc. Key Employees' 1993 Stock Option Plan (333-04713), Associates' Stock Purchase Plan (333-18425),
Leveraged Stock Purchase Plan (333-18427), Key Employees' 1996 Stock Option Plan (333-32659), and Non-Employee Directors 1997 Stock Plan (333-32665).

                  (25)  Powers of Attorney.

                  (27)  Financial Data Schedule.

      (d)   Financial Statement Schedules

            A list of financial schedules included herein is contained in the Accompanying Index to Financial Statements, Schedules, and Exhibits submitted as a separate section of this report.

            All other Exhibits are omitted since they are not applicable or not required.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      TJ INTERNATIONAL, INC., Registrant


      By    /s/ Thomas H. Denig
            ----------------------------------------
            Thomas H. Denig - President, Chief Executive Officer,
            Director and Attorney-in-Fact for Directors listed
            below.


      By    /s/ Valerie A. Heusinkveld
            ----------------------------------------
            Valerie A. Heusinkveld - Vice President, Finance
            And Chief Financial Officer


      Each of the above signatures is affixed as of March 31, 1999. Those Directors of TJ International, Inc. listed below executed powers of attorney appointing Thomas H. Denig their attorney-in-fact, empowering him to sign this report on their behalf.

            J. L. Scott
            Jerre L. Stead
            Harold E. Thomas
            Steven C. Wheelwright
            William J. White
            Joyce A. Godwin
            Richard L. King

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             EXHIBITS TO FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year                             Commission File
ended January 2, 1999                           Number 0-7469

                            TJ INTERNATIONAL, INC.
             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The following documents are filed as part of this Report:

                                                              Pages in
                                                              this Report
                                                              -----------
(1)   Financial Statements:
      ---------------------

      Selected Financial Data...................................22

      Quarterly Financial Data (Unaudited)......................23

      Consolidated Balance Sheets at January 2, 1999,
        January 3, 1998 and December 28, 1996...................24

      Consolidated Statements of Income for the three
        years ended January 2, 1999.............................25

      Consolidated Statements of Stockholders' Equity for the
        three years ended January 2, 1999.......................26

      Consolidated Statements of Cash Flow for the three years
        ended January 2, 1999...................................27

      Notes to Consolidated Financial Statements................28

      Report of Independent Public Accountants..................38

      Market and Dividend Information...........................39

      Management's Discussion and Analysis......................40

(2)   Financial Statement Schedules

      Report of Independent Public Accountants .................45

      I.    Condensed Financial Information of Registrant
            for the years ended January 2, 1999,
            January 3, 1998, and December 28, 1996..............46

The following documents are filed as part of this Report:
                                                            Pages in
                                                            this Report
                                                            -----------
(3)   Exhibits

      (10)  First Supplemental Trust Indenture, First
                  Supplemental Refunding Agreement, and
                  Reimbursement and Security Agreement, all
                  dated November 1, 1998, pertaining to the
                  Natchitoches, Louisiana plant.  This
                  document is filed as an Exhibit to this
                  form 10-K for the fiscal year
                  ended January 2, 1999...................Document 2

            (21)  Subsidiaries of the Registrant..........Document 3

            (24)  Consent of Independent Public
                  Accountants.............................Document 4

            (25)  Powers of Attorney......................Document 5

            (27)  Financial Data Schedule for the year ended
                  January 2, 1999 ........................Document 6

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated
Financial Statements or Notes thereto.

                            SELECTED FINANCIAL DATA

AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES AND PERCENTAGES

The following table summarizes selected financial data for the five fiscal years ended January 2, 1999, and should be read in conjunction with the more detailed Consolidated Financial Statements included herein.

                                            1998        1997        1996
------------------------------------------------------------------------------
Sales                                     $778,063    $706,316    $577,166
Income from continuing operations           28,842      27,525      16,175
Net income (loss)                           28,842      27,525      16,175
Net income from continuing operations
  per share
    Basic                                     1.69        1.55        0.88
    Diluted                                   1.57        1.44        0.82
Weighted average number of shares
  outstanding
    Basic                                   16,464      17,156      17,277
    Diluted                                 17,927      18,663      18,853
Cash dividends declared per common share  $   0.22    $   0.22    $   0.22
Working capital, excluding discontinued
  operations                               241,843     219,205     116,862
Total assets                               730,939     712,104     599,815
Long-term debt, excluding current portion  142,390     142,390      88,140
Stockholders' equity                       232,805     241,412     228,070
Net book value per share                     14.78       14.16       13.03
Return from continuing operations
  on average stockholders' equity            12.2%       11.7%        7.4%


                                                        1995        1994
------------------------------------------------------------------------------
Sales                                                 $484,845    $496,060
Income from continuing operations                        8,720      16,762
Net income (loss)                                      (30,932)      9,360
Net income from continuing operations
  per share
    Basic                                                 0.46        0.94
    Diluted                                               0.42        0.86
Weighted average number of shares
  outstanding
    Basic                                               17,132      16,848
    Diluted                                             17,132      18,608
Cash dividends declared per common share              $   0.22    $   0.22
Working capital, excluding discontinued
  operations                                            54,940     102,257
Total assets                                           548,289     590,171
Long-term debt, excluding current portion               89,440     102,280
Stockholders' equity                                   210,760     242,195
Net book value per share                                 12.30       14.32
Return from continuing operations
  on average stockholders' equity                         3.9%        7.0%

------------------------------------------------------------------------------

In 1995, net income (loss) includes ($36,191) for the loss on disposal of discontinued operations. All prior periods have been restated for discontinued operations. The 1995 and 1994 net income (loss) has been restated for the change from the LIFO method of inventory valuation to the FIFO method. There was no impact from this change to 1998, 1997, or 1996.


                   UNAUDITED RESULTS OF QUARTERLY OPERATIONS

                                                QUARTER
DOLLAR AMOUNTS IN THOUSANDS   -----------------------------------------------
EXCEPT PER SHARE FIGURES       FIRST       SECOND      THIRD       FOURTH
-----------------------------------------------------------------------------
1998
  Sales                       $185,829    $193,361    $222,423    $176,450
  Gross profit                  50,306      54,297      55,642      45,624
  Net income                     6,823       8,084       7,931       6,004
  Net income per share
    Basic                         0.39        0.46        0.46        0.37
    Diluted                       0.36        0.43        0.43        0.34
                              ------------------------------------------------
1997
  Sales                       $161,263    $185,730    $185,576    $173,747
  Gross profit                  43,340      51,132      52,046      46,766
  Net income                     5,477       7,491       8,542       6,015
  Net income per share
    Basic                         0.30        0.42        0.48        0.34
    Diluted                       0.28        0.39        0.45        0.31
                              ------------------------------------------------
1996
  Sales                       $111,157    $155,050    $179,571    $131,388
  Gross profit                  21,438      39,585      46,933      34,358
  Net income (loss)                (17)      4,468       7,635       4,089
  Net income (loss) per share
    Basic                        (0.01)       0.25        0.43        0.22
    Diluted                      (0.01)       0.23        0.40        0.21
                              ------------------------------------------------
------------------------------------------------------------------------------

Per share calculations are based on the average common shares outstanding for each period presented. Accordingly, the total of the per share figures for the quarters may not equal the per share figures reported for the year.


                          CONSOLIDATED BALANCE SHEETS

DOLLAR AMOUNTS IN THOUSANDS                1/2/99      1/3/98     12/28/96
                                          -----------------------------------
ASSETS
Current assets
  Cash and cash equivalents               $140,060    $119,087    $ 36,801
  Marketable securities                      9,091      40,751         ---
  Receivables, less allowances of
    $374, $397 and $451, respectively       69,990      55,369      73,893
  Inventories                               78,827      68,954      51,549
  Deferred income taxes                      5,214       3,382       4,985
  Other                                      9,227       7,541       4,756
                                          -----------------------------------
                                           312,409     295,084     171,984
Property
  Land                                      13,324      11,696      11,698
  Buildings and leasehold improvements     120,800     114,496     104,203
  Machinery, equipment, and other          508,566     477,501     450,702
  Accumulated depreciation                (260,123)   (223,207)   (184,504)
                                          -----------------------------------
                                           382,567     380,486     382,099
  Goodwill                                  18,460      19,500      20,540
  Deferred income taxes                       ----        ----       8,846
  Other assets                              17,503      17,034      16,346
                                          -----------------------------------
                                          $730,939    $712,104    $599,815
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                        $ 19,639    $ 25,238    $ 23,113
  Accrued liabilities                       50,927      50,641      32,009
                                          -----------------------------------
                                            70,566      75,879      55,122
Long-term debt                             142,390     142,390      88,140
Deferred income taxes                       18,283       4,363         ---
Other long-term liabilities                 13,636      13,973      11,327
Reserve for discontinued operations         13,687      17,482      21,970
Minority interest in Partnership           239,572     216,605     195,186
Stockholders' equity
  ESOP Convertible Preferred Stock, issued
    1,124,848, 1,147,219, and 1,162,914
    shares, respectively                    13,271      13,535      13,721
  Guaranteed ESOP Benefit                   (7,288)     (8,188)     (9,204)
  Common stock, issued 18,069,077,
    17,807,142, and 17,500,896 shares,
    respectively                            18,069      17,807      17,501
  Paid-in capital                          160,863     153,936     145,583
  Retained earnings                        110,411      86,116      63,249
  Accumulated other comprehensive
    income (loss)                           (6,228)     (3,805)     (2,780)
  Other                                     (1,949)     (1,730)        ---
  Treasury stock, 2,321,605, and
    761,152 shares, at cost                (54,344)    (16,259)        ---
                                          -----------------------------------
                                           232,805     241,412     228,070
                                          -----------------------------------
                                          $730,939    $712,104    $599,815
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE YEARS ENDED JANUARY 2, 1999.
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE FIGURES
                                            1998        1997        1996
                                          -----------------------------------
Sales                                     $778,063    $706,316    $577,166
                                          -----------------------------------
Costs and expenses
  Cost of sales                            572,194     513,032     434,852
  Selling expenses                          78,587      70,957      61,270
  Administrative expenses                   36,417      36,871      26,595
                                          -----------------------------------
                                           687,198     620,860     522,717
                                          -----------------------------------
Income from operations                      90,865      85,456      54,449
Investment income, net                       7,739       5,213       1,593
Interest expense                            (8,846)     (6,933)     (6,328)
Minority interest in Partnership           (43,914)    (39,696)    (23,956)
                                          -----------------------------------
Income before income taxes                  45,844      44,040      25,758
Income taxes                                17,002      16,515       9,583
                                          -----------------------------------
Net Income                                $ 28,842    $ 27,525    $ 16,175
                                          -----------------------------------
                                          -----------------------------------
Net income per share
  Basic                                   $   1.69    $   1.55    $   0.88
  Diluted                                 $   1.57    $   1.44    $   0.82

Weighted average number of common shares
  outstanding during the periods
  Basic                                     16,464      17,156      17,277
  Diluted                                   17,927      18,663      18,853
------------------------------------------------------------------------------

The accompany notes are an integral part of these financial statements


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JANUARY 2, 1999
DOLLAR AMOUNTS IN THOUSANDS
                                                      Guaranteed
                                          Preferred   ESOP        Common
                                          Stock       Benefit     Stock
------------------------------------------------------------------------------
Balance, December 30, 1995                $ 13,992    $(10,382)   $ 17,132
Comprehensive income:
  Net income                                   ---         ---         ---
  Other comprehensive income                   ---         ---         ---

    Comprehensive income
Cash dividends declared:
  Common stock                                 ---          ---        ---
  Preferred stock, net of tax                  ---          ---        ---
Stock options exercised, net of tax            ---          ---        230
Stock Company Match, 401(k) Contributions      ---          ---        125
Other                                         (271)       1,178         14
                                          -----------------------------------
Balance, December 28, 1996                  13,721       (9,204)    17,501
Comprehensive income:
  Net Income                                   ---          ---        ---
  Other comprehensive income (loss)            ---          ---        ---

     Comprehensive income
Cash dividends declared:
  Common stock                                 ---          ---        ---
  Preferred stock, net of tax                  ---          ---        ---
Stock options exercised, net of tax            ---          ---        148
Stock Company Match, 401(k) Contributions      ---          ---        160
Treasury stock purchased                       ---          ---        ---
Other                                         (186)       1,016         (2)
                                          ------------------------------------
Balance, January 3, 1998                    13,535       (8,188)    17,807
Comprehensive income:
  Net Income                                   ---          ---        ---
  Other comprehensive income (loss)            ---          ---        ---

     Comprehensive Income
Cash dividends declared:
  Common stock                                 ---          ---        ---
  Preferred stock, net of tax                  ---          ---        ---
Stock options exercised, net of tax            ---          ---        102
Stock Company Match, 401(k) Contributions      ---          ---        156
Treasury stock purchased                       ---          ---        ---
Other                                         (264)         900          4
                                          -----------------------------------
Balance, January 2, 1999                  $ 13,271    $ (7,288)   $ 18,069
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements

                                                                  Accumulated
                                                                     Other
                                          Paid-In     Retained   Comprehensive
                                          Capital     Earnings   Income (Loss)
                                          -----------------------------------
Balance, December 30, 1995                $140,384    $ 51,808    $ (2,790)
Comprehensive income:
  Net income                                   ---      16,175         ---
  Other comprehensive income                   ---         ---          10

    Comprehensive income
Cash dividends declared:
  Common stock                                 ---      (3,811)        ---
  Preferred stock, net of tax                  ---        (923)        ---
Stock options exercised, net of tax          2,968         ---         ---
Stock Company Match, 401(k) Contributions    2,165         ---         ---
Other                                           66         ---         ---
                                          -----------------------------------
Balance, December 28, 1996                 145,583      63,249      (2,780)
Comprehensive income:
  Net Income                                   ---      27,525         ---
  Other comprehensive income (loss)            ---         ---      (1,025)

     Comprehensive income
Cash dividends declared
  Common stock                                 ---      (3,759)        ---
  Preferred stock, net of tax                  ---        (899)        ---
Stock options exercised, net of tax          2,881         ---         ---
Stock Company Match, 401(k) Contributions    3,460         ---         ---
Treasury stock purchased                       ---         ---         ---
Other                                        2,012         ---         ---
                                          -----------------------------------
Balance, January 3, 1998                   153,936      86,116      (3,805)
Comprehensive income:
  Net Income                                   ---      28,842         ---
  Other comprehensive income (loss)            ---         ---      (2,423)

     Comprehensive Income
Cash dividends declared:
  Common stock                                 ---      (3,595)        ---
  Preferred stock, net of tax                  ---        (952)        ---
Stock options exercised, net of tax          1,845         ---         ---
Stock Company Match, 401(k) Contributions    3,840         ---         ---
Treasury stock purchased                       ---         ---         ---
Other                                        1,242         ---         ---
                                          ------------------------------------
Balance, January 2, 1999                  $160,863    $110,411    $ (6,228)
                                          ------------------------------------
                                          ------------------------------------
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

                                          Common
                                          Stock in
                                          Treasury    Other       Total
                                          -----------------------------------
Balance, December 30, 1995                $    ---    $    ---    $210,144
Comprehensive income:
  Net income                                   ---         ---      16,175
  Other comprehensive income                   ---         ---          10
                                                                   --------
                                                                  $ 16,185
    Comprehensive income
Cash dividends declared:
  Common stock                                 ---         ---      (3,811)
  Preferred stock, net of tax                  ---         ---        (923)
Stock options exercised, net of tax            ---         ---       3,198
Stock Company Match, 401(k) Contributions      ---         ---       2,290
Other                                          ---         ---         987
                                          -----------------------------------
Balance, December 28, 1996                     ---         ---     228,070
Comprehensive income:
  Net Income                                   ---         ---      27,525
  Other comprehensive income (loss)            ---         ---      (1,025)
                                                                   --------
     Comprehensive income                                           26,500
Cash dividends declared
  Common stock                                 ---         ---      (3,759)
  Preferred stock, net of tax                  ---         ---       (899)
Stock options exercised, net of tax            ---         ---       3,029
Stock Company Match, 401(k) Contributions      ---         ---       3,620
Treasury stock purchased                   (16,259)        ---     (16,259)
Other                                          ---      (1,730)      1,110
                                          -----------------------------------
Balance, January 3, 1998                   (16,259)     (1,730)    241,412
Comprehensive income:
  Net Income                                   ---         ---      28,842
  Other comprehensive income (loss)            ---         ---      (2,423)
                                                                   --------
     Comprehensive Income                                           26,419
Cash dividends declared:
  Common stock                                 ---         ---      (3,595)
  Preferred stock, net of tax                  ---         ---        (952)
Stock options exercised, net of tax            ---         ---       1,947
Stock Company Match, 401(k) Contributions      ---         ---       3,996
Treasury stock purchased                   (38,085)        ---     (30,085)
Other                                          ---        (219)      1,663
                                          -----------------------------------
Balance, January 2, 1999                  $(54,344)   $ (1,949)   $232,805
                                          ------------------------------------
                                          ------------------------------------

The accompanying notes are an integral part of these financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JANUARY 2, 1999.
DOLLAR AMOUNTS IN THOUSANDS
                                            1998        1997        1996
                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                               $ 28,842    $ 27,525    $ 16,175
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization             44,507      42,945      39,591
  Minority interest in Partnership          43,914      39,696      23,956
  Deferred income taxes                      7,660      14,317       9,583
  Other, net                                 3,997       3,620       2,290
Change in working capital items:
  Receivables                              (14,621)     18,524     (45,139)
  Inventories                               (9,873)    (17,405)    (12,989)
  Other current assets                      (1,686)     (2,785)      1,280
  Accounts payable and accrued liabilities  (5,313)     20,757       3,805
 Other net                                     792         185      (1,847)
                                          -----------------------------------
Net cash provided by operating activities$ 98,219     $147,379    $ 36,705
                                          -----------------------------------
                                          -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                    $(47,383)   $(42,627)   $(19,056)
  Proceeds from the sale of discontinued
   operations                                  ---         ---      24,035
  Payments of discontinued operations
   liabilities                              (2,776)     (2,460)    (10,733)
  Sales (purchases) or marketable
   securities, net                          31,660     (40,751)        ---
  Other, net                                 1,385       1,969       2,474
                                          -----------------------------------
Net cash used in investing activities     $(17,114)   $(83,869)   $ (3,280)
                                          -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid on common stock     $ (3,666)   $ (3,823)   $ (3,791)
  Cash dividends paid on preferred stock    (1,208)     (2,473)        ---
  Minority partners tax distributions      (17,535)    (13,435)     (7,960)
  Net repayments under lines-of-credit         ---         ---      (2,994)
  Proceeds from the issuance of long-
   term debt                                 6,710      54,250       5,740
  Principal payments of long-term debt      (6,710)        ---      (7,380)
  Purchase of treasury stock               (38,085)    (16,259)        ---
  Other, net                                   362         516          46
                                          -----------------------------------
Net cash provided by (used in) financing
  activities                              $(60,132)   $ 18,776    $(16,339)
                                          -----------------------------------
                                          -----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  Net increase in cash and cash
   equivalents                            $ 20,973    $ 82,286    $ 17,086
  Cash and cash equivalents at
   beginning of year                       119,087      36,801      19,715
                                          -----------------------------------
Cash and cash equivalents at end of year  $140,060    $119,087    $ 36,801
                                          -----------------------------------
                                          -----------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest, net of amounts capitalized   $  9,482    $  6,230    $  6,084
Income taxes (refunds), net               $ 10,445    $ (2,961)   $    ---
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Our consolidated financial statements include the accounts of TJ
International, Inc., our engineered lumber business, Trus Joist
MacMillan, a Limited Partnership, and their subsidiaries.
Significant intercompany balances and transactions were eliminated. Management was required to make estimates for portions of our consolidated balance sheets and income statements. Actual financial results may differ from those estimates.

PARTNERSHIP

On September 29, 1991 we entered into a partnership with MacMillan Bloedel of America, Inc., a wholly owned subsidiary of MacMillan Bloedel Limited, to form Trus Joist MacMillan, a Limited Partnership (the Partnership). We contributed all of our North American engineered lumber technology, manufacturing facilities, and our sales and marketing organization for a 51% interest in the Partnership. MacMillan Bloedel of America and MacMillan Bloedel Limited contributed all of their North American engineered lumber technology and manufacturing facilities for a 49% interest in the Partnership. In addition, each partner contributed all the patents and trademarks related to their engineered lumber business.

We amortize goodwill recorded as a result of forming the Partnership ratably over a 25-year period. A total of $7,540,000 has been amortized as of January 2, 1999. Goodwill expense was $1,040,000 each year for 1998, 1997, and 1996.

MINORITY INTEREST IN PARTNERSHIP

Income or losses of the Partnership are allocated between the partners in accordance with the partnership agreement. MacMillan Bloedel of America was allocated $43,914,000 of income in 1998, $39,696,000 of income in 1997, and $23,956,000 of income in 1996.
This income allocation is reflected as Minority Interest in Partnership in the Consolidated Statements of Income. MacMillan Bloedel of America's accumulated equity in the Partnership is reflected as Minority Interest in Partnership in the Consolidated Balance Sheets.

FISCAL YEAR

Our 52/53-week fiscal year ends on the Saturday closest to December 31 of each year. The comparability of our operations from year to year is not significantly affected by the additional fiscal week, which occurs approximately once every five years.

FOREIGN TRANSLATION

Our Canadian subsidiary's functional currency is the Canadian dollar. We translate our Canadian subsidiary's financial statements into U.S. dollars using the exchange rate at the end of the year for assets and liabilities. We use an average monthly exchange rate to translate the results of operations throughout the year. Cumulative foreign currency translation is reflected as Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders' Equity and is the only component of other comprehensive income (loss) we have.

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

We consider cash equivalents to be cash and highly liquid investments with maturities of three months or less. We record these assets at cost, which approximates their fair market value. These assets totaled $140,060,000 on January 2, 1999, $119,087,000 on January 3, 1998, and $36,801,000 on December 28,
1996. Marketable securities is our investment in commercial paper. We record marketable securities at our cost, which approximates their fair value based on quoted market prices.

All of our operating assets are owned by our engineered lumber partnership, Trus Joist MacMillan, a Limited Partnership, and it also earns almost all of our company's cash provided by operating activities. At year-end 1998, cash and marketable securities totaling $3,261,000 were held by TJ International, Inc. and the remaining balance of $145,890,000 was held by Trus Joist MacMillan, a Limited Partnership. The Partnership distributes cash to the partners for payment of the partners' income tax liabilities created by the partnership. No other cash distributions from the Partnership may be made without approval from the authorized representatives of MacMillan Bloedel of America, the minority partner. There is no assurance that cash distributions from the Partnership will be approved and thereby be available for us to pay dividends or for us to fund other of our cash requirements, including the expenses associated with being a public company and paying any liabilities remaining from the sale of our window business.

INVENTORIES

We value our inventory at the lower of cost or market. Material, labor, and production overhead costs are included in our inventory valuation.

AMOUNTS IN THOUSANDS                      1/2/99      1/3/99      12/28/96
-----------------------------------------------------------------------------
Finished goods                            $ 59,740    $ 51,737    $ 38,278
Raw materials                               19,087      17,217      13,271
                                          -----------------------------------
                                          $ 78,827    $ 68,954    $ 51,549
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------

Effective January 4, 1998, we changed our inventory costing method for lumber, veneer, Microllam-Registered Trademark- LVL, TJI-Registered Trademark- joists, and open web trusses from LIFO to FIFO. We are executing a strategy to increase the sales of our new technology Parallam-Registered Trademark- PSL, TimberStrand-Registered Trademark- LSL, and TimberStrand-Registered Trademark- flange I-joist products, which are valued using FIFO methodology. We believe using the FIFO inventory costing methodology for all of our product lines is a more appropriate and consistent matching of cost against revenues. This change in accounting had no material impact on previously reported results for 1997 and 1996.

PROPERTY

We record property and equipment at the cost we paid to purchase or construct the assets. Costs for additions and improvements are added to the original purchase cost. Replacement of property is capitalized at its cost. We expense costs related to maintenance, repairs, and minor replacements, and these expenses were $32,841,000 in 1998, $29,978,000 in 1997, and $26,607,000 in
1996. As property is sold or retired, we remove the value of the property from our asset and depreciation accounts and any gain or loss is reflected in income.

The depreciation expense on Microllam-Registered Trademark- LVL, Parallam-Registered Trademark- PSL, and TimberStrand-Registered Trademark- LSL manufacturing equipment is computed using the units-of-production method. The straight-line depreciation method is used to calculate the depreciation expense for all other property and equipment. The estimated useful lives of our major property and equipment range from three to thirty years.

CAPITALIZED INTEREST

We capitalize interest on qualifying assets. Interest expense capitalized into property and equipment was $838,000 in 1998 and $487,000 in 1997. No amounts were capitalized in 1996.

RESERVE FOR DISCONTINUED OPERATIONS

We completed our plan to divest of the Company's window segment in 1996. We retained certain contingent liabilities of this segment. The most significant of these are obligations under the warranty provisions of the window product sales. We believe that existing reserves are adequate to satisfy the remaining liabilities.

RESEARCH AND DEVELOPMENT

We expense research and development costs as we incur them.
Research and development costs expensed were $5,686,000 in 1998, $5,152,000 in 1997, and $4,421,000 in 1996.

DERIVATIVE FINANCIAL INSTRUMENTS

We occasionally use foreign currency forward exchange contracts to limit our exposure to foreign currency fluctuations on the purchase of machinery and equipment from companies located outside of the United States. As of January 2, 1999, we had no material derivative financial instruments outstanding.

NET INCOME PER SHARE

Basic net income per share is based on net income adjusted for any preferred stock dividends, net of related tax benefits, divided by the weighted average number of common shares outstanding. Diluted net income per share assumes conversion of our retirement plans convertible preferred stock into shares of common stock at the beginning of our fiscal year. Additionally, it reflects the impact on weighted average number of common shares assuming the exercise of outstanding stock options under the treasury stock method.

AMOUNTS IN THOUSANDS                      1998        1997        1996
-----------------------------------------------------------------------------
Net income as reported                    $ 28,842    $ 27,525    $ 16,175
Preferred stock dividends, net of
  related tax benefits                        (997)       (985)       (949)
                                          -----------------------------------
Basic net income                          $ 27,845    $ 26,540    $ 15,226
                                          -----------------------------------
                                          -----------------------------------
Net income as reported                    $ 28,842    $ 27,525    $ 16,175

Additional ESOP contribution payable upon
  assumed conversion of ESOP preferred
  stock, net of related tax benefits          (728)       (696)       (711)
                                          -----------------------------------
Diluted net income                        $ 28,114    $ 26,829    $ 15,464
                                          -----------------------------------
                                          -----------------------------------
Weighted average shares outstanding used
  to determine basic net income per share   16,464      17,156      17,277
Conversion of ESOP preferred stock           1,137       1,156       1,174
Exercise of stock options using
  the Treasury Stock Method                    326         351         402
                                          -----------------------------------
Weighted average shares used to determine
  diluted net income per share              17,927      18,663      18,853
                                          -----------------------------------
                                          -----------------------------------
-----------------------------------------------------------------------------

2.    DEBT

At year-end, we have available unsecured, committed lines of credit totaling $13,267,000 with foreign and domestic banks. The interest rate on any loan, determined at the time of the borrowing, would not exceed the lending bank's prevailing prime rate. We pay a commitment fee of .25% to the domestic banks. At the end of each of the last three years, we had no borrowings under these agreements.

We have a $150 million revolving credit facility provided by a group of banks. This facility provides several interest rate options, none of which exceed prime, and matures on November 15, 2001. At the end of each of the last three years, we had no borrowings under this facility.

In the third quarter of 1998, we issued $6,710,000 of tax-exempt variable rate industrial revenue demand bonds related to the East Kentucky TimberStrand-Registered Trademark- LSL plant. The interest rate on these bonds is established weekly, and the interest is paid monthly. The bonds are unsecured, with the principal due in a single maturity in 2028. We used the proceeds from these bonds to prepay, without penalty, $6,710,000 of the taxable industrial revenue bonds described below. In the fourth quarter of 1998, we extended for five years the due date of the $10,000,000 industrial revenue variable rate demand bonds that otherwise would have matured in the year 2000.

In 1997, we issued $42,600,000 of taxable industrial revenue bonds to preserve our ability in the future to issue additional industrial revenue bonds to help finance the East Kentucky plant. These bonds have a variable interest rate, which is either LIBOR based or prime. The bonds are unsecured, with the principal due in a single maturity in 2001. We can prepay at any time the outstanding principal without penalty. In 1997, we also issued $11,650,000 of industrial revenue bonds related to the East Kentucky plant. The interest rate on these bonds is fixed at 6.55%, and the interest is paid semi-annually. The bonds are unsecured, with the principal due in a single maturity in 2027.

During 1996, we issued $5,740,000 of industrial revenue bonds to finance portions of the construction of the East Kentucky plant.
The interest rate on these bonds is fixed at 6.8%, and the interest is paid semi-annually. The bonds are unsecured, with the principal due in a single maturity in 2026.

Our industrial revenue variable rate demand bonds issued before 1996 are secured by the property and equipment that was acquired with the bond proceeds. All of the variable rate demand bonds are supported by irrevocable letters of credit. These letters of credit, together with our revolving credit facility described above, allow us to borrow for periods greater than one year, if drawn upon to repay bondholders.

The debt agreements contain various customary financial covenants. We are in compliance with all of the covenants at January 2, 1999. Under the most restrictive of these covenants, retained earnings available for cash dividends at January 2, 1999 was $94,475,000. We record debt at cost, net of any discount or premium, which is approximately the same as fair market value based on borrowing rates currently available to us if we were to borrow today on similar terms and maturities.

AMOUNTS IN THOUSANDS                       1/2/99      1/3/98     12/28/96
                                          -----------------------------------
Borrowings under the revolving
  credit facility                         $    ---    $    ---    $    ---
Industrial revenue bonds, 6.92% weighted
  average interest rate during 1998,
  payable in varying amounts from
  2024 through 2027                         83,390      83,390      71,740
Taxable industrial revenue variable rate
  bonds, interest rates established at the
  beginning of each interest period, 6.12%
  weighted average during 1998, payable
  in 2001                                   35,890      42,600         ---
Industrial revenue variable rate demand
  bonds, interest rates established weekly,
  3.82% weighted average during 1998,
  $10,000,000 payable in 2005, $6,400,000
  payable in 2009, and $6,710,000 payable
  in 2028                                   23,110      16,400      16,400
                                          -----------------------------------
                                          $142,390    $142,390    $ 88,140
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------

3.    ACCRUED LIABILITIES

AMOUNTS IN THOUSANDS                       1/2/99      1/3/98     12/28/96
                                          -----------------------------------
Salaries, wages, and commissions          $  6,220    $  6,353    $  4,328
Retirement and profit sharing
  plan contributions                         8,227       7,443       4,934
Other associate benefits                    12,614      10,411       8,816
Marketing incentives                        16,992      17,346       8,216
Other                                        6,874       9,088       5,715
                                          -----------------------------------
                                          $ 50,927    $ 50,641    $ 32,009
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------

4.    INCOME TAXES

AMOUNTS IN THOUSANDS                        1998        1997        1996
                                          -----------------------------------
INCOME BEFORE INCOME TAXES
U.S.                                      $ 43,666    $ 36,420    $ 23,194
Canada                                       2,178       7,620       2,564
                                          -----------------------------------
                                          $ 45,844    $ 44,040    $ 25,758
                                          -----------------------------------
                                          -----------------------------------
INCOME TAXES
Current income taxes
  U.S. federal                            $  7,944    $  2,027    $    ---
  U.S. state                                 1,398         171         ---
                                          -----------------------------------
                                          $  9,342    $  2,198    $    ---
Deferred income taxes
  U.S. federal                            $  6,262    $ 10,156    $  7,073
  U.S. state                                   518       1,113       1,484
  Canada                                       880       3,048       1,026
                                          -----------------------------------
                                          $  7,660    $ 14,317    $  9,583
                                          -----------------------------------
                                          $ 17,002    $ 16,515    $  9,583
                                          -----------------------------------
------------------------------------------------------------------------------

Our effective income tax rate varied from the U.S. federal statutory income tax rate for the following reasons:

AMOUNTS IN THOUSANDS                  1998                1997        1996
                                    -----------------------------------------
U.S. federal statutory income
  tax rate                          $ 16,045   35.0%      35.0%       35.0%
Foreign income at different rates         76    0.2%       0.9%        1.2%
State income taxes, net of
  federal effect                       1,916    4.2%       3.6%        4.2%
Other items                           (1,035)  (2.3%)     (2.0%)      (3.2%)
                                    -----------------------------------------
Effective income tax rate           $ 17,002   37.1%      37.5%       37.2%
                                    -----------------------------------------
                                    -----------------------------------------


The deferred tax liabilities and assets included in the Consolidated Balance Sheets are comprised of the following:

AMOUNTS IN THOUSANDS                       1/2/99      1/3/98     12/28/96
                                          -----------------------------------
Tax in excess of book depreciation        $(28,966)   $(28,555)   $(27,101)
Other                                       (9,107)     (5,972)     (7,330)
                                          -----------------------------------
Total deferred tax liabilities            $(38,073)   $(34,527)   $(34,431)

Reserves not yet deductible
  for tax purposes                           4,882       3,360       2,370
Net operating loss carryforwards             1,510       7,252      13,062
Alternative minimum tax credit
  carryforward                               8,615       9,126       4,279
Reserves and operating losses related
  to discontinued operations                 2,657       9,777      19,740
Other                                        7,340       4,031       8,811
                                          -----------------------------------
Total deferred tax assets                   25,004      33,546      48,262
                                          -----------------------------------
                                          $(13,069)   $   (981)   $ 13,831
                                          -----------------------------------
                                          -----------------------------------
Classified as
  Deferred income taxes - current assets  $  5,214    $  3,382    $  4,985
  Deferred income taxes - long-term
    assets (liabilities)                   (18,283)     (4,363)      8,846
                                          -----------------------------------
                                          $(13,069)   $   (981)   $ 13,831
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------

Our alternative minimum tax credits of $8,615,000 at January
2,1999, are available indefinitely. Net operating loss carryforwards are expected to be fully realized based on forecasted operating results and various tax planning strategies.

5.    RETIREMENT PLANS AND INCENTIVE BONUS PROGRAMS

Our associates are eligible to participate in defined contribution retirement plans after a waiting period of up to six months. The retirement benefits in these plans are limited to each associate's account balance at the time of their retirement or termination.

The retirement plans receive contributions from our associates and us. Our contributions include matching of associate contributions up to a total of 4% of salaries and wages. In addition, we make a profit sharing contribution to associate accounts.

The amounts contributed to the retirement plans for the past three years are as follows:

CONTRIBUTION SOURCES                        1998        1997        1996
                                          -----------------------------------
Associate Contributions                   $ 9,376,000 $ 7,816,000 $ 6,555,000
Company Contributions                      10,373,000   9,086,000   6,890,000
                                          -----------------------------------
Total Contributions                       $19,749,000 $16,902,000 $13,445,000
                                          -----------------------------------
                                          -----------------------------------
------------------------------------------------------------------------------

In September 1990, the U.S. retirement plan borrowed $15 million at 9% interest from us. The loan matures on March 31, 2011 and has no prepayment penalties. The proceeds from the loan were used by the retirement plan to purchase 1,269,842 shares of newly issued preferred stock in TJ International, Inc. The preferred stock is described in more detail in note 6.

We have guaranteed that over the term of the loan we will make sufficient contributions to the retirement plan to repay the loan. This guarantee has been recorded in the Stockholders' Equity section of the balance sheet as "Guaranteed ESOP Benefit." The retirement plan uses contributions from us and dividends on the preferred shares to make the required loan payments. With each principal and interest payment, a portion of the preferred stock is allocated to our associates' accounts in the retirement plan. The "Guaranteed ESOP Benefit" is amortized based on the percentage of preferred shares allocated to the associates' accounts. The annual amortized expense was approximately $542,000 in 1998, $783,000 in 1997, and $1,022,000 in 1996.

Our key associates participate in incentive bonus programs. The incentive bonus programs are designed to motivate key associates, improve company performance, and reward associates for improving our return on invested capital. The incentive bonus program expenses were approximately $2,396,000 in 1998, $4,006,000 in 1997, and $2,787,000 in 1996.

6.    STOCKHOLDERS' EQUITY

GENERAL

Our stockholders have approved issuing up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. Both the common stock and preferred stock have a $1.00 per share par value.

Effective April 1996, our Board of Directors approved using shares of our common stock to fund our matching contributions to the retirement plans. Before that date, these contributions were made in cash.

PREFERRED STOCK

In September 1990, we issued 1,269,842 shares of $1.00 par value preferred stock at $11.8125 per share to our associate retirement plan. Each share of preferred stock has one vote and receives a preferential dividend of $1.065 each year. We may redeem the preferred stock under certain circumstances. When any person receives a payout from the retirement plans, we first convert each share of this preferred stock into one share of our common stock. If the current stock price is below $11.81, the preferred shares are valued at $11.81 per share. We then have the choice to pay the participant in common stock, cash, or any combination of common stock and cash.

COMMON STOCK PURCHASE RIGHTS

In 1989, we issued common stock purchase rights to each stockholder. The rights are not currently exercisable. They become exercisable if certain events happen, such as a person or group acquiring or trying to acquire 20% or more of the outstanding shares of our common stock. With certain exceptions, if we are thereafter involved in a merger or other business combination, the rights permit each holder, other than the person or group that triggered the rights, to purchase common stock of the surviving company at 50% of its market value. The rights expire in September 1999 and are non-voting. We may redeem them at any time for $.005 per right. Our Board has reserved for issuance the same number of common shares as are outstanding at any time in case the rights are triggered.

STOCK BUY BACKS

In December 1998, our Board of Directors authorized us to buy $25,000,000 of our common stock at market price. We started this program in 1999. The Board had previously authorized us to buy our common stock at market price in both 1998 and 1997. In 1998, we bought a total of 1,560,453 shares for $38,085,000. In 1997, we bought a total of 761,152 shares for $16,259,000.

STOCK OPTIONS

In 1997, our stockholders approved a new stock option plan for officers and key associates. This plan allows us to issue both incentive stock options (ISOs) and nonstatutory options (NSOs). The exercise price for either ISOs or NSOs cannot be less than the fair market value of our common stock on the date the option is granted. The ISOs become exercisable three years after they are granted and the NSOs in 33.3% annual installments starting one year after they are granted.

We have four other stock option plans for officers and key associates, which were approved by our stockholders before 1997. These plans also allow us to issue both ISOs and NSOs. The exercise price for ISOs cannot be less than the fair market value of our common stock on the date the option is granted. The exercise price for NSOs may be $1.00 per share. The ISOs become exercisable three years after they are granted. The Board of Directors decides when the NSOs are granted whether they become exercisable three years after they are granted or in 20% annual installments commencing five years after they are granted.

At January 2, 1999, a total of 28,800 ISOs and 1,462,784 NSOs were outstanding, and 2,222,000 shares were reserved for issuance under all our stock option plans. We adjust outstanding options and exercise prices for any stock splits and stock dividends. All unexercised options expire 10 years after they are granted. For NSOs, we accrue ratably as compensation expense from the date of grant to the exercisable date, the excess of the fair market value over the exercise price on the date of grant. For ISOs, we do not make any accounting entries until they are exercised.

In 1998, we recorded total compensation expenses for our stock option plans of $1,527,000. In 1997, we recorded $1,682,000, and, in 1996, we recorded $1,535,000. Stock option transactions are summarized as follows:

                              1998              1997              1996
                        ------------------------------------------------------
                                     Wtd.              Wtd.              Wtd.
                                     Avg.              Avg.              Avg.
                                    Option            Option            Option
                        Shares      Price   Shares    Price   Shares    Price
                        ------------------------------------------------------
Number of Option Shares
  Granted                 324,000   $27.52    49,500  $21.13   867,700  $16.85
  Exercised              (106,445)    7.7    (75,758)   1.63  (230,470)   1.45
  Cancelled               (20,270)   18.90   (14,288)   6.15   (57,947)   0.83
  Outstanding at end
    of year             1,491,584    16.01 1,294,299   12.49 1,334,845   11.49
  Exercisable at end
    of year               564,078    17.08   351,237   14.77   132,778    3.62
Weighted average fair
  value of options
  granted (Black-Scholes)  $12.78             $ 8.96            $10.31
                        ------------------------------------------------------

The following table summarizes certain information about stock options outstanding at January 2, 1991:

                                     Wtd. Avg.    Wtd.                   Wtd.
                                     Remaining    Avg.                   Avg.
                        Outstanding Contractual  Option     Exercisable Option
                        at 1/2/99       Life     Price      at 1/2/99    Price
                        ------------------------------------------------------
RANGE OF OPTION PRICES
$  .50 - $1.00            471,612       5.6      0.82        101,980     0.65
$ 9.38                     28,800       2.0      9.38         28,800     9.38
$19.00 - $24.125          991,172       8.4     23.43        433,298    21.46
                        ------------------------------------------------------
                        1,491,584       7.4     16.01        564,078    17.08
                        ------------------------------------------------------
                        ------------------------------------------------------

Effective at the beginning of 1996, we adopted SFAS No. 123, which prescribes the accounting for stock-based compensation. We elected to continue to account for stock options in accordance with APB No. 25. Under the terms of these rules, we have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions we used for each year. It also shows how much of our net income and net income per basic and diluted share would have been reduced if we had determined compensation expense for each year using the Black-Scholes option-pricing model.

                                              1998        1997        1996
                                          -----------------------------------
Assumptions
  Risk-free interest rate                     6.5%         6.5%        6.5%
  Vesting discounts                            94%          94%         93%
  Annual stock price volatility               0.32         0.26        0.27
Proforma Reduction in Reported Amounts
  Net income                              $(1,006,000) $(1,182,000) $ (49,000)
  Net income per basic and diluted share  $     (0.06) $     (0.06) $     ---


7.    LEASES

Basic or minimum rental expenses for operating and month-to-month leases amounted to $5,472,000 in 1998, $5,002,000 in 1997, and
$3,985,000 in 1996.

We have operating leases with initial or remaining terms longer than one year. Minimum payment requirements on these leases are $3,399,000 in 1999, $2,509,000 in 2000, $1,871,000 in 2001,
$1,313,000 in 2002, and $910,000 in 2003. Some lease agreements allow usage charges and cost-of-living increases. In addition, lease agreements involving real property have fixed payment terms based upon the lapse of time.

We have the option, in certain lease agreements, to purchase leased property at the end of the lease at fair market value. In addition, we can renew some lease agreements for up to three years with similar terms.

8.    RELATED PARTY TRANSACTIONS

We sell engineered lumber products to MacMillan Bloedel Building Materials (MBBM), a division of MacMillan Bloedel Limited, on terms comparable to other distributors. Sales to MBBM were $216,600,000 in 1998, $205,500,000 in 1997, and $168,500,000 in
1996. Accounts receivable from MBBM were $16,238,000 at January 2, 1999, $17,357,000 at January 3, 1998, and $16,658,000 at
December 28, 1996, and are included in receivables in the accompanying Consolidated Balance Sheets.

MacMillan Bloedel Limited has provided certain technological and research services to us. We paid them $1,087,000 in 1998, $1,922,000 in 1997, and $1,741,000 in 1996 for these services.
During 1998, MacMillan Bloedel Limited, closed its research facility and we do not anticipate any future payment for these services. Several individuals who were conducting research and providing services to us accepted an offer of employment from us and continue their work on our behalf.

Quarterly cash distributions are made to the Partners for payment of state and federal income taxes. Payments of $17,535,000 in 1998, $13,435,000 in 1997, and $7,960,000 in 1996 were made to
MacMillan Bloedel of America.

Certain employees who perform services for us at former MacMillan Bloedel Limited facilities remain on their payroll. The Partnership Agreement provides that we reimburse MacMillan Bloedel Limited for its actual payroll and related benefit costs relating to these employees. Payroll reimbursements were $5,939,000 for 1998, $5,890,000 for 1997, and $5,756,000 for
1996. Total payables to MacMillan Bloedel Limited and MacMillan Bloedel of America for such services and tax distributions were $3,776,000 at January 2, 1999, $4,590,000 at January 3, 1998, and
$2,745,000 at December 28, 1996. These amounts are included in accounts payable in the accompanying Consolidated Balance Sheets.

9.    SEGMENT REPORTING

As of January 2, 1999, we adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires public companies to disclose financial and descriptive information about their reportable operating segments as regularly evaluated by the chief operating decision makers. Our chief operating decision makers consist of senior management that work together to allocate resources to, and assess the performance of, our engineered lumber business. We manufacture, market, and distribute various engineered lumber products that are used for construction. We believe that we manage our business, assess its performance, and allocate resources as a single operating segment in the engineered lumber business.

Sales of engineered lumber products:

EXPRESSED IN THOUSANDS                     1/2/99      1/3/98     12/28/96
                                          -----------------------------------
Residential                               $645,776    $584,860    $479,934
Commercial                                  84,866      76,010      56,552
Industrial                                  47,421      45,446      40,680
                                          -----------------------------------
Net sales                                 $778,063    $706,316    $577,166
                                          -----------------------------------
                                          -----------------------------------


Geographic information consists of the following:

EXPRESSED IN THOUSANDS              United States     Foreign     Consolidated
                                    ------------------------------------------
1998
  Net sales                           $687,755        $ 90,308    $778,063
  Long-lived assets                    366,855          15,712     382,567
                                    ------------------------------------------
1997
  Net sales                           $608,445        $ 97,871    $706,316
  Long-lived assets                    362,813          17,673     380,486
                                    ------------------------------------------
1996
  Net sales                           $507,522        $ 69,644    $577,166
  Long-lived assets                    362,530          19,569     382,099
                                    ------------------------------------------


Revenues are attributed to geographic area based on the location of the customer.

We have a strategic alliance with Weyerhaeuser's Building Materials Distribution Division. The arrangement allows us to expand our distribution network through the Weyerhaeuser customer service centers. Additionally, there are certain supply agreements, where we purchase raw materials such as oriented strand board from Weyerhaeuser. Total sales to Weyerhaeuser were $249,000,000 in 1998, $218,400,000 in 1997, and $188,000,000 in
1996. Our other significant customer is MacMillan Bloedel Building Materials. See note 8 for information related to sales to them.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of TJ International, Inc.:

We have audited the accompanying consolidated balance sheets of TJ International, Inc. (a Delaware corporation) and subsidiaries as of January 2, 1999, January 3, 1998, and December 28, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TJ_International, Inc. and subsidiaries as of January 2, 1999, January 3, 1998, and December 28, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/  Arthur Andersen LLP
                                    ------------------------------
February 2, 1999
Boise, Idaho

                        MARKET AND DIVIDEND INFORMATION

TJ International, Inc. stock is traded on the over-the-counter market and is listed with the National Association of Security
Dealers Automated Quotations (NASDAQ) under the symbol TJCO.

The high and low quoted sales prices (closing) and dividends paid per common share for each quarterly period during 1998 and 1997 were as follows:

1998                                    SALES PRICE
                                    ---------------------
                                    HIGH          LOW        DIVIDENDS PAID
                                    -----------------------------------------
First                               $ 33 7/8    $ 22 7/8      $ 0.05 1/2
Second                                33 1/2      27 15/32      0.05 1/2
Third                                 29 3/8      17 9/16       0.05 1/2
Fourth                                25 13/16    16 3/4        0.05 1/2
                                    -----------------------------------------
1997                                    SALES PRICE
                                    ---------------------
                                    HIGH          LOW        DIVIDENDS PAID
                                    -----------------------------------------
First                               $ 23 1/4    $ 18 1/2      $ 0.05 1/2
Second                                24 3/8      18 7/8        0.05 1/2
Third                                 26 3/4      22 3/8        0.05 1/2
Fourth                                27 3/16     22 1/4        0.05 1/2
                                    -----------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

1998 COMPARED TO 1997

We achieved record sales levels in 1998. Sales for the year grew to $778 million, or 10% from the $706 million reported a year ago. Sales per North American housing start for 1998 were $355, which is an increase of 3% from the levels reached in 1997 and was our 16th consecutive year of growth in this key benchmark.

The increase in sales resulted from growing acceptance of engineered lumber in construction due to the higher quality and better value that engineered lumber products provide. This growth has been achieved despite the challenging market conditions of declining prices for commodity solid sawn lumber products, which remain the primary competitor for our engineered lumber products. Price declines for lumber were most significant in the East Coast species, as prices for 2x10 southern yellow pine were down on average 25%. Although prices for competing commodity products were much lower, we have maintained and increased our base of builders who have used our products over the years. However, the low prices for competing commodity solid sawn lumber made it more difficult during the year to convert builders who have not used our products in the past.

Unit volume growth accounted for virtually all of the sales increase for 1998. Our average prices across our technologies were essentially flat in 1998 compared to 1997. Volume gains were strong for all of our technologies with TJI-Registered Trademark-Joists showing the strongest gain followed closely by TimberStrand-Registered Trademark- LSL, Microllam-Registered Trademark- LVL, Parallam-Registered Trademark- PSL, and Open Web joists.

Gross margins for the year were 26.5% compared with 27.4% in 1997. The most significant factor in the margin decline was the cost of oriented strand board (OSB), which is used as the raw material component for the web in the Company's TJI-Registered Trademark- Joist. Commodity OSB prices spiked in the third quarter for an average increase of 96% for the third quarter of 1998 as compared to 1997's third quarter. OSB prices declined significantly at the end of the third quarter; however, the higher costs continued to affect margins in the fourth quarter, as we used material held in inventory at the end of the price spike.

In comparing the second half of 1998 to 1997, the higher OSB prices negatively affected operating income by approximately $11 to $12 million or 20 to 22 cents per diluted share. High OSB costs were partially offset by improved operating efficiencies at many of our manufacturing plants. We experienced improved productivity and throughput, lower unit costs, and higher product prices for both TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL. We also continue to execute our plan to transition our new technologies to higher value products. These include TimberStrand-Registered Trademark- LSL headers, wall framing and door components, as well as our TJI-Registered Trademark- Pro 120 TS, which uses TimberStrand-Registered Trademark- LSL as a flange material in the joist.

Selling expenses as a percentage of sales were essentially flat from 1998 to 1997. Spending in dollars increased $7.6 million, from $71.0 million in 1997 to $78.6 million in 1998. We continue to execute our strategy of providing value-added services to the market. In addition, our selling expenses include the costs to develop our international markets.

General and administrative expenses were essentially flat from 1998 to 1997 with spending of $36 million in both years. However, as a percentage of sales, general and administrative expenses declined in of 1998 to 4.7% compared to 5.2% for 1997.

1997 COMPARED TO 1996

We achieved record sales levels in 1997. Sales increased by $129 million from the prior year. This increase stems primarily from greater acceptance of our engineered lumber products as a substitute for commodity solid sawn lumber in North American residential construction markets. We also experienced very strong growth in commercial construction markets and international markets.

In 1997, our sales of products in commercial construction markets increased 35% to $76 million. The growth was primarily a result of intensified sales efforts in established West Coast markets, increased success of marketing to national commercial accounts, and the introduction of new products. Sales outside of North America grew 44% to $30.4 million in 1997. The largest growth came from sales of TimberStrand-Registered Trademark- lumber in Japan.

Sales per North American housing start rose 19% to $344 per start from the $289 per start of 1996. This was the 15th consecutive year we have achieved market penetration growth in the key residential construction market. Nearly every geographic region of the continent showed gains in sales per housing start, with exceptionally strong improvements registered in eastern Canada, the Southwest, and the southern United States. It should be noted that this strong improvement in market penetration occurred in a highly competitive North American housing environment where starts were essentially flat comparing 1997 to 1996.

Prices for commodity solid sawn lumber products, which remain the principal competition for our engineered lumber products, began 1997 at near two-year high levels, but declined in the second half of the year. The declines were particularly sharp in the West Coast species such as Douglas fir. Sales growth resulted primarily from increased unit-volume sales, as prices for our products were on average flat for 1997 compared to 1996. Volume gains were strongest for our new technology TimberStrand-Registered Trademark- LSL and Parallam-Registered Trademark- PSL.

Gross margins for 1997, were 27.4% compared to 24.7% for 1996. Margin gains resulted from lower costs for raw materials such as OSB and veneer; increased prices for TimberStrand-Registered Trademark- LSL stemming from a product mix shift to higher value products; and increased operating efficiencies at many of our manufacturing facilities.

Our newest facility, which manufactures TimberStrand-Registered Trademark- LSL in East Kentucky, continued to improve its performance in 1997. The plant transitioned from losses in the first quarter to profitability in the third quarter of the year. Additionally, in 1997 our new plant, located in Buckhannon, West Virginia, successfully improved in 1997 to become the lowest-cost producer of Parallam-Registered Trademark- PSL and Microllam-Registered Trademark- LVL.

Selling expenses for 1997 increased $9.7 million to $71.0 million, from $61.3 million in 1996. In 1997, however, they declined as a percentage of sales to 10% from 10.6% in 1996. Total selling expenses rose because of variable selling expenses and sales commissions resulting from sales growth. Additionally, we continue to invest in developing international markets, aggressively bringing innovative products to market and supporting efforts related to product mix optimization such as literature and training.

General and administrative expenses for 1997 increased $10.3 million, from $26.6 million and 4.6% as a percentage of sales in 1996, to $36.9 million and 5.2% as a percentage of sales in 1997. The largest component of this increase is spending for business support software, which will provide infrastructure for future growth. Additionally, we increased research and development expenses to further improve the TimberStrand-Registered Trademark- LSL technology and other costs necessary to support our growth.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $22.6 million from the prior year, to $241.8 million. The increase was due to strong cash flow from operations combined with a modest capital program. Inventory levels were increased to improve service levels and reduce lead times to customers. Receivables have also increased as more customers purchase and ship via rail, which have 60-day terms.

At our December 1998 Board of Directors meeting, the Board of Directors approved a cash distribution of $70 million from Trus Joist MacMillan, a limited partnership, to its partners, MacMillan Bloedel of America and TJ International, Inc. The distribution was made in January 1999, and appropriated to the relative ownership interests of the two partners.

In 1997, we began construction of a Microllam-Registered Trademark- LVL and TJI-Registered Trademark- Joist plant located in Evergreen, Alabama and completed the facility in 1998. Production began late in the fourth quarter of 1998. This new facility will produce traditional Microllam-Registered Trademark-LVL and TJI-Registered Trademark- Joist products. The plant construction required a capital investment of approximately $45 million.

We also completed construction in late 1997 of a TJI-Registered Trademark- Joist facility at our East Kentucky location, which uses TimberStrand-Registered Trademark- LSL as the flange material. Market introduction of this product began in the first quarter 1998. The additional I-line required a capital investment of approximately $16.5 million in 1997.

We are evaluating potential sites for a third TimberStrand-Registered Trademark- LSL plant, but we have not determined whether or when to proceed with construction. We believe that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet our ongoing operating and capital expansion needs. We also believe that additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise, or to fund an acquisition.

In the first quarter of 1998, the Board of Directors authorized us to purchase $3.1 million of treasury stock. In addition, at the Board of Directors meeting held on May 27, 1998, the Board authorized us to purchase $35 million of treasury stock. We purchased $4.4 million in the second quarter of 1998 and $30.6 million in the third quarter 1998 completing that stock purchase plan.

For 1997, the Board of Directors authorized the purchase of up to $15 million of common stock at market prices. We purchased $8.3 million of treasury stock during the first quarter of 1997 and $6.7 million of stock during the second quarter of 1997 completing that stock purchase plan. In addition, the Board of Directors authorized the purchase of an additional $1.3 million of stock during the third quarter of 1997.

In the third quarter of 1998, we issued $6.7 million of tax-exempt industrial revenue variable rate demand bonds related to the East Kentucky plant. In 1998, the weighted average interest rate on these bonds was 3.82%. These bonds are unsecured, with the principal due in a single maturity in 2028. We used the proceeds from these bonds to prepay, without penalty, $6.7 million of the taxable industrial revenue bonds described below.

In the fourth quarter of 1998, we extended for five years the due date of our $10 million tax-exempt industrial revenue variable rate demand bonds, which otherwise would have matured in the year 2000. These bonds had a weighted average interest rate of 3.82% in 1998.

In the fourth quarter of 1997, we issued $42.6 million of taxable industrial revenue bonds. We issued these bonds to preserve our ability to issue additional tax-exempt industrial revenue bonds in the future to help finance the East Kentucky TimberStrand-Registered Trademark- LSL plant. The weighted average interest rate on these bonds during 1998 was 6.12%. These bonds are payable in 2001.

Additionally, we have fixed rate debt of $83.4 million outstanding. This debt has a weighted average interest rate of 6.92% and is payable in varying amounts from 2024 through 2027. We also have $6.4 million of tax-exempt industrial revenue variable rate demand bonds payable in 2009. These bonds had a weighted average interest rate of 3.82% in 1998.

We completed the sale of our window operations in 1996; however, we retained certain liabilities related to these operations. We believe that existing reserves are adequate to meet all liabilities that may arise related to the discontinued operations.

Substantially all of the operating assets are held, and revenue generated, by Trus Joist MacMillan a Limited Partnership. The Partnership regularly distributes cash to the partners to fund the tax liabilities generated by the Partnership at the corporate level. All other distributions of cash by the Partnership are dependent on the affirmative votes of the representatives of the minority partner. Accordingly, there can be no assurance that such distributions will be approved and thereby be available for the payment of dividends or to fund other cash expenses.

INDUSTRY, COMPETITION, AND CYCLICALITY

Our engineered lumber products continue to gain market acceptance as high-quality alternatives to traditional solid sawn lumber products. Through intensive marketing efforts, builders and other wood users are increasingly recognizing the consistent quality, superior strength, lighter weight, and ease of installation of engineered lumber products. We believe that this trend will continue well into the future.

No other company possesses the range of engineered lumber products, the levels of service and technical support, or the second-generation technologies of TimberStrand-Registered Trademark- LSL or Parallam-Registered Trademark- PSL. There are, however, a number of companies, including several large forest products companies, which now produce look-alike wood I-joist and laminated veneer lumber products. Several of these companies have announced capacity expansions. These look-alike products are manufactured using processes similar to our oldest-generation technologies.

We believe our network of manufacturing plants and multiple technologies position us as the low-cost producer of engineered lumber. While competition helps expand the market for engineered wood products, including those manufactured by us, it may also make the existing markets more price competitive. Traditional wide-dimension lumber, however, remains the predominant structural framing material used in residential construction and is the primary competitor for our products. Commodity lumber prices historically have been subject to high volatility, and during prolonged periods of significant lumber price movements, our prices have trended in the same direction.

Our operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns. Consistent with the seasonal pattern of the construction industry as a whole, our sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of January 2, 1999, we had no material derivative financial instruments outstanding. We plan to adopt this statement in the first quarter of 2000.

YEAR 2000 ISSUE

We are working to resolve the effects of the Year 2000 problem on our information systems, including the financial and transaction systems, production and process control systems, and compliance status of suppliers' systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize the process dates and date-sensitive information on and beyond January 1, 2000.

In 1997, we formally began a series of assessments, company-wide tracking, and awareness programs. These programs ensured company-wide awareness of the Year 2000 issues, standardized the inventory and assessment methods, and tracked the results of the assessments.

We have successfully educated key personnel on the issues, completed our inventory and assessments of the Year 2000 risks for financial and transaction systems and production and process control systems. A number of applications in the financial and transaction processing systems are compliant due to recent implementations and upgrades. We have been configuring and installing Year 2000 compliant systems as part of our program to provide significantly improved functionality in our business support software. This program is intended to provide the infrastructure for future growth. Our core financial and reporting systems are not yet fully compliant but are scheduled to be complete by late fall 1999. To date, no significant issues have been identified in connection with our assessment of our primary production and process control systems. We expect to complete replacement of the identified non-compliant equipment or software by the third quarter of 1999.

We are also in the process of surveying vendors, principal customers and business partners regarding their Year 2000 compliance. Contingency plans have been identified or are currently being developed in the event either our systems or key third-party systems are not compliant.

While we currently believe that we will be able to modify or replace our affected systems in time to reduce any detrimental effects on our operations, failure to do so, or the failure of our major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on our results of operations, liquidity, or consolidated financial position in the future. The most reasonably likely, worst-case scenario of our failure or our customers or suppliers, to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of our facilities and a temporary inability on our part to process orders and billings on a timely basis and to timely deliver finished products to customers. We are currently identifying and considering various contingency operations, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow us to minimize the risk of any unresolved Year 2000 problems in our operations and to minimize the effect of any unforeseen Year 2000 failures.

We currently estimate the cost to complete compliance should not exceed $3,000,000. These costs will be expensed as incurred, unless new software, equipment, or hardware is purchased that should be capitalized in accordance with accounting policy.

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis includes a number of "forward-looking statements" as defined by the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, statements regarding the adequacy of our reserves for discontinued operations and other statements regarding our beliefs. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described, projected, or implied herein. Factors that may result in such variance include, among others: changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements. Other factors are discussed in our filings with the Securities and Exchange Commission.

Microllam-Registered Trademark-, Parallam-Registered Trademark-,
TJI-Registered Trademark- joist, and TimberStrand-Registered
Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the financial statements included in TJ International, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 2, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Part IV,
Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/ Arthur Andersen LLP
                                    ------------------------------


Boise, Idaho
  February 2, 1999

                                                      SCHEDULE I
                                                      ----------

TJ INTERNATIONAL, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28,
1996

CONDENSED BALANCE SHEETS (in thousands)

                                          1/2/99      1/3/98      12/28/96
                                          ------      ------      --------
ASSETS
 Current assets
  Cash and cash equivalents               $  3,261    $ 29,276    $ 25,998
  Receivables                                3,901       5,099       8,422
  Intercompany receivables                   4,957       5,280         250
  Deferred income taxes                      3,610       3,382       4,985
  Other                                        265         236          97
                                          --------    --------    --------
                                            15,994      43,273      39,752
 Property
  Property, plant & equipment                4,002       4,004       4,004
  Accumulated depreciation                    (587)       (361)       (128)
                                          --------    --------    --------
                                             3,415       3,643       3,876

  Deferred income taxes                        ---         ---       6,049
  Investment in subsidiaries               251,598     225,318     202,005
  Intercompany notes receivable            132,990     132,990      78,740
  Other assets                               1,007       2,062       4,122
                                          --------    --------    --------
                                          $405,004    $407,286    $334,544
                                          --------    --------    --------
                                          --------    --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable                         $    893    $  3,125    $  2,239
 Accrued liabilities                         2,091       1,541         698
                                          --------    --------    --------
                                             2,984       4,666       2,937

 Long-term debt                            125,990     125,990      71,740
 Deferred income taxes                      17,403       5,263         ---
 Other long-term liabilities                12,135      12,473       9,827
 Reserve for discontinued operations        13,687      17,482      21,970

 Stockholders' equity
  ESOP Convertible Preferred Stock          13,271      13,535      13,721
  Guaranteed ESOP Benefit                   (7,288)     (8,188)     (9,204)
  Common stock                              18,069      17,807      17,501
  Paid-in capital                          160,863     153,936     145,583
  Retained earnings                        104,183      82,311      60,469
  Other                                     (1,949)     (1,730)        ---
  Treasury stock                           (54,344)    (16,259)        ---
                                          --------    --------    --------
                                           232,805     241,412     228,070
                                          --------    --------    --------
                                          $405,004    $407,286    $334,544
                                          --------    --------    --------
                                          --------    --------    --------

                                                            SCHEDULE I
                                                            ----------


TJ INTERNATIONAL, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28,
1996

CONDENSED STATEMENTS OF INCOME (in thousands, except per share information)

                                          1998        1997        1996
                                          ----        ----        ----
Equity in earnings of subsidiaries        $ 45,705    $ 41,316    $ 24,934
Administrative expenses                     (2,028)     (1,912)     (1,264)
Interest income, net                         1,289       1,586       1,062
                                          --------    --------    --------

Income before income taxes                  44,966      40,990      24,732
Income taxes                                16,124      13,465       8,557
                                          --------    --------    --------
Net Income                                $ 28,842    $ 27,525    $ 16,175
                                          --------    --------    --------
                                          --------    --------    --------
Net income per share
 Basic                                    $   1.69    $   1.55    $   0.88
                                          --------    --------    --------
                                          --------    --------    --------
 Diluted                                  $   1.57    $   1.44    $   0.82
                                          --------    --------    --------
                                          --------    --------    --------

                                                            SCHEDULE I
                                                            ----------


TJ INTERNATIONAL, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28,
1996

CONDENSED STATEMENTS OF CASH FLOWS (in thousands)
                                          1998        1997        1996
                                          ----        ----        ----
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                      $ (2,249)   $ 16,048    $ (6,205)
                                          --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of
  discontinued operations                 $    ---    $    ---    $ 24,035
 Payments of discontinued operations
  liabilities                               (2,776)     (2,460)    (10,733)
 Other, net                                    ---         ---         134
Net cash provided by (used in)            --------    --------    --------
 investing activities                     $ (2,776)   $ (2,460)   $ 13,436
                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid on common stock      $ (3,666)   $ (3,823)   $ (3,791)
 Cash dividends paid on preferred stock     (1,208)     (2,473)        ---
 Cash distributions received from
  consolidated subsidiaries                 21,285      16,759       8,285
 Net intercompany borrowings                   323      (5,030)      2,530
 Intercompany long-term debt borrowings        ---     (54,250)     (5,740)
 Proceeds from the issuance of
  long-term debt                             6,710      54,250       5,740
 Principal payments of long-term debt       (6,710)        ---      (7,040)
 Purchase of treasury stock                (38,085)    (16,259)        ---
 Other, net                                    361         516         552
                                          --------    --------    --------
 Net cash used in financing activities    $(20,990)   $(10,310)   $    536
                                          --------    --------    --------

NET CHANGE IN CASH AND CASH
EQUIVALENTS
 Net increase (decrease) in cash and
  cash equivalents                        $(26,015)   $  3,278    $  7,767
 Cash and cash equivalents at beginning
  of year                                   29,276      25,998      18,231
                                          --------    --------    --------
 Cash and cash equivalents at
  end of year                             $  3,261    $ 29,276    $ 25,998
                                          --------    --------    --------
                                          --------    --------    --------
