Form 10-Q
period 1999-04-03
TJ INTERNATIONAL INC
filed 1999-05-18
CIK 99974

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                 Form 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934.


For Quarter Ended:  April 3, 1999    Commission file number 0-7469


                            TJ INTERNATIONAL, INC.
-----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                              82-0250992
--------------------------------                      --------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification No.)


200 E. Mallard Drive
Boise, Idaho                                                          83706
----------------------------------------              --------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number,
including area code                                   (208) 364-3300
                                                      -------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. May
11, 1999, 15,470,423 shares of $1 par value common stock, excluding 2,717,131 shares held as treasury stock.

                                                EXHIBIT INDEX ON PAGE 16

                            TJ INTERNATIONAL,  INC.

                        PART I.  Financial Information



The condensed consolidated financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted in accordance with such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K.

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year ending January 1, 2000.


                            TJ INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           (AMOUNTS IN THOUSANDS)
                                          April 3,    January 2,    April 4,
ASSETS                                      1999         1999         1998
  Current assets
      Cash and cash equivalents           $ 66,575     $ 140,060     $ 97,192
      Marketable securities                 -----          9,091        -----
      Receivables, less allowances of
        $376, $374 and $398                137,403        69,990      123,790
      Inventories                           73,607        78,827       72,882
      Other                                 13,947        14,441       12,988
                                        -----------    ----------    ---------
                                           291,532       312,409      306,852
  Property
      Property and equipment               657,882       642,690      609,848
      Less - Accumulated depreciation    (271,761)      (260,123)    (233,333)
                                        -----------    ----------    ---------
                                           386,121       382,567      376,515

  Goodwill                                  18,200        18,460       19,240
  Other assets                              18,846        17,503       17,244
                                        -----------    ----------   ---------
                                         $ 714,699     $ 730,939    $ 719,851
                                        ===========    ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
      Accounts payable                    $ 28,648     $  19,639     $ 31,221
      Accrued liabilities                   51,987        50,927       43,808
                                        ----------     ----------    ---------
                                            80,635        70,566       75,029

  Long-term debt                           142,390       142,390      142,390
  Other long-term liabilities               31,937        31,919       19,770
  Reserve for discontinued  operations      13,388        13,687       14,448

  Minority interest in Partnership         212,298       239,572      222,344

  Stockholders' equity
   ESOP Convertible Preferred Stock,
    $1.00 par value, authorized
    10,000,000 shares, issued
    1,116,341, 1,124,848, and 1,140,319     13,170        13,271       13,454
   Guaranteed ESOP Benefit                  (7,273)       (7,288)     (8,188)
   Common stock, $1.00 par value,
    authorized 200,000,000 shares,
    issued 18,140,207, 18,069,077,
    and 17,893,134                          18,140        18,069       17,893
   Paid-in capital                         162,547       160,863      155,798
   Retained earnings                       116,612       110,411       91,995
   Other                                    (1,962)       (1,949)     (1,866)
   Accumulated other comprehensive
    Income (loss)                           (5,663)       (6,228)     (3,858)
   Treasury stock, 2,626,905,
    2,321,605, and 888,782, shares,
    at cost                                (61,520)      (54,344)    (19,358)
                                        -----------    ----------   ---------
                                           234,051       232,805      245,870
                                        -----------    ----------   ---------
                                         $ 714,699     $ 730,939    $ 719,851
                                        ===========    ==========   =========

                            TJ INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 (amounts in thousands
                                                 except per share figures)
                                                       For the fiscal
                                                        quarter ended
                                               April 3,               April 4,
                                                 1999                   1998

Sales                                       $      217,042      $     185,829
                                            ---------------    --------------
Costs and expenses
      Cost of sales                                164,134            135,523
      Selling expenses                              19,660             19,575
      Administrative expenses                        9,654              9,610
                                            ---------------    --------------
                                                   193,448            164,708
                                            ---------------    --------------

Income from operations                              23,594             21,121

Investment income, net                               1,234              1,959

Interest expense                                    (2,219)            (2,316)

Minority interest in Partnership                   (11,120)            (9,847)
                                            ---------------    --------------

Income before income taxes                          11,489             10,917

Income taxes                                         4,194              4,094
                                            ---------------    --------------

Net income                                    $      7,295      $       6,823
                                            ===============     ==============

Net income per common share
     Basic                                    $       0.45      $        0.39
                                            ===============     ==============
     Diluted                                  $       0.42      $        0.36
                                            ===============     ==============

Dividends declared per common share           $      0.055      $       0.055
                                            ===============     ==============

Weighted average number of common shares
   outstanding during the periods
     Basic                                          15,614             16,958
                                            ===============     ==============
     Diluted                                        17,022             18,556
                                            ===============     ==============

                            TJ INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE FISCAL QUARTER ENDED
                       APRIL 3, 1999, AND APRIL 4, 1998
                                  (Unaudited)
                            (amounts in thousands)


                                                      April 3,      April 4,
                                                        1999          1998
                                                    ------------   ----------
Cash flows from operating activities
------------------------------------
      Net income                                    $     7,295     $   6,823
      Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization                11,742        11,081
            Minority interest in partnerships            11,120         9,847
            Other, net                                    1,309         1,201
      Change in working capital items:
            Receivables                                 (67,413)      (68,421)
            Inventories                                   5,220        (3,928)
            Other current assets                            530        (2,065)
            Accounts payable and accrued liabilities      9,784          (326)
      Other, net                                         (1,325)       (1,062)
                                                     -----------   -----------
      Net cash used in operating activities         $   (21,738)   $  (46,850)
                                                     ===========   ===========

Cash flows from investing activities
------------------------------------
      Capital expenditures                          $   (14,530)   $   (6,904)
      Sales of marketable securities                      9,091         40,751
      Other, net                                           (273)         (801)
                                                     -----------   -----------
      Net cash provided by (used in) investing
      activities                                    $    (5,712)   $   33,046
                                                    ============   ===========

Cash flows from financing activities
-------------------------------------
      Cash dividends paid on common stock           $      (866)   $     (938)
      Minority partners tax distributions                (3,771)       (4,179)
      Minority partners capital distributions           (34,300)         -----
      Purchase of treasury stock                         (7,176)       (3,099)
      Other, net                                             78           125
                                                    ------------   -----------
      Net cash used in financing activities         $   (46,035)   $   (8,091)
                                                    ============   ===========


Net change in cash and cash equivalents
---------------------------------------
      Net decrease in cash and cash
            equivalents                             $   (73,485)   $  (21,895)

      Cash and cash equivalents at beginning of year    140,060       119,087
                                                     ------------  -----------

      Cash and cash equivalents at end of period    $    66,575    $   97,192
                                                    ============   ===========

Supplemental disclosures of cash flow information
-------------------------------------------------
      Cash paid during the period for:
            Interest, net of amounts capitalized    $     1,256  $      2,659
            Income taxes                            $       607  $      2,597


                            TJ INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Inventories
-----------

Inventories consisted of the following:
                                            (amounts in thousands)

                                 April  3,      Jan.  2,    April 4,
                                  1999             1999       1998

        Finished goods           $55,758        $59,740     $54,523
        Raw materials and
          work-in-progress        17,849         19,087      18,359
                                 --------       --------    --------
                                  73,607         78,827      72,882


Inventories are priced at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.


Net Income Per Common Share:
----------------------------

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

Basic net income and diluted net income were calculated as follows:

                                         For the fiscal
                                         quarter ended
                                      April  3,       April 4,
                                        1999            1998
                                      ---------       ----------
Basic net income
----------------

Net income as reported                 $ 7,295        $  6,823

Preferred stock dividends, net
   of related tax benefits               (257)            (253)
                                      ---------       ---------

Basic net income                       $ 7,038        $  6,570
                                      =========       =========

Diluted net income
------------------

Net income as reported                 $ 7,295        $  6,823

 Additional ESOP contribution
   payable upon assumed
   conversion of ESOP
   preferred stock, net of
   related tax benefits                  (188)            (166)
                                      --------        ---------
Diluted net income                     $ 7,107        $  6,657
                                      ========        =========

------------------------------------------------------------------------------
Weighted average shares outstanding
  used to determine basic earnings
  per common share                      15,614          16,958

Conversion of ESOP preferred
  stock                                  1,122           1,140

Exercise of stock options using
  the Treasury Stock Method                286             458

Weighted average shares used to
  determine diluted earnings per      --------        ---------
  common share                          17,022          18,556
                                      ========        =========
------------------------------------------------------------------------------


Comprehensive Income (Loss)
---------------------------

Comprehensive income for the periods include the following:

                                        For the fiscal
                                         quarter ended
                                      ---------------------
                                      April  3, April 4,
                                        1999      1998
                                      --------- ---------
Net Income                            $ 7,295   $ 6,823
Other Comprehensive Income (Loss)         565       (53)
                                      --------  --------

Comprehensive Income                  $ 7,860   $ 6,770
                                      ========  ========



Accumulated other comprehensive income (loss) for each period ended was as follows:

                                          (amounts in thousands)

                                    April  3,   Jan.  2,    April 4,
                                      1999        1999        1998
                                    ---------   ---------   ----------

Balances at beginning of period-
  cumulative translation adjustment $(6,228)    $ (3,805)   $ (3,805)

Changes within periods-
  cumulative translation adjustment     565       (2,423)        (53)
                                    --------    ---------   ---------

Balance at end of period-
  cumulative translation adjustment $(5,663)    $ (6,228)   $ (3,858)
                                    ========    =========   =========

------------------------------------------------------------------------------


                            TJ INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FOR THE FISCAL QUARTER ENDED APRIL 3, 1999


OPERATING RESULTS

We are the 51 percent owner and managing partner of Trus Joist MacMillan a Limited Partnership (TJM), the world's leading manufacturer and marketer of engineered lumber products. Substantially all of our operating assets are held and revenue generated by TJM. MacMillan Bloedel Limited (MB) owns a 49 percent interest in TJM.

The following comments discuss material variations in the results of Operations for the comparative periods presented in the condensed consolidated statements of income.

Sales
-----

Our sales by quarter during the current year and for the preceding four years are as follows:

                               Sales by Quarter
                               ----------------
                            (amounts in thousands)


Quarter           1999      1998      1997      1996      1995
-------           --------  --------- --------  --------  --------
First             $217,042  $185,829  $161,263  $111,157  $109,941
Second                       193,361   185,730   155,050   123,882
Third                        222,423   185,576   179,571   137,759
Fourth                       176,450   173,747   131,388   113,263
                            --------  --------  --------  --------
                            $778,063  $706,316  $577,166  $484,845
                            ========  ========  ========  ========


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

We achieved first quarter record sales levels in 1999. Sales for the quarter grew to $217 million, a 17% increase from the $186 million reported in the first quarter of 1998. The increase in sales resulted from growing acceptance of engineered lumber in construction due to the higher quality and better value that engineered lumber products provide over competing solid sawn lumber products.

We had a very good market environment in the first quarter of 1999, strong North American housing starts as well as increasing lumber prices. Our past experience has been that as lumber prices increase, builders accelerate their switch to engineered lumber. Demand for our residential products during the first quarter was so strong that we instituted a managed demand system for our customers. This system is designed primarily to keep any particular customer or group of customers from placing orders in excess of existing capacity and extending lead times to unreasonable levels. We have additional capacity coming on line from our newly constructed Evergreen, Alabama TJI-Registered Trademark- joist and Microllam-Registered Trademark-LVL facility, as well as adding additional shifts to our TJI-Registered Trademark- joist facility at the East Kentucky TimberStrand-Registered Trademark- LSL plant. We believe these capacity additions will be adequate to meet the increased demand we are experiencing for our products.

Unit volume growth accounted for virtually all of the sales increase for 1999. Our average prices across our technologies were down 1.8% in the first quarter of 1999 as compared to the first quarter of 1998. Volume gains were strong for all of our technologies with TimberStrand-Registered Trademark- LSL showing the strongest percentage gain followed closely by TJI-Registered Trademark- joists, Microllam-Registered Trademark- LVL, and Parallam-Registered Trademark- PSL.

Gross margins for the quarter were 24.4% compared with 27% in 1997. Several factors have impacted our margins, the first of which is rising costs for veneer, which is a significant raw material component in many of our products. Prices for veneer on the West Coast were at the highest levels for the first quarter in the last 5 years. Prices were also higher for Oriented Strand Board (OSB). We use a proprietary OSB as a purchased raw material component for our TJI-Registered Trademark- joists. We have put in place price collars around a significant portion of our planned OSB purchases to protect us from the price spikes we experienced last year, however, the prices within the collar are higher than we paid last year in the first quarter. Offsetting these cost increases were productivity improvements, increased through put and reduced unit costs in our new technologies. In addition, an increasing amount of our product line's cost structure is tied to logs, which do not experience the same price volatility as commodity veneer and OSB.

Selling expenses were essentially flat from the first quarter of 1998 compared to the first quarter of 1999, which resulted in a reduction of selling expenses as a percent of sales. We continue to execute our strategy of providing value-added services to the market. In addition, our selling expenses include the costs to develop our international markets.

General and administrative expenses were also essentially flat from 1998 to 1999 with spending of $9.6 million in both quarters. However, as a percentage of sales, general and administrative expenses declined in 1999 to 4.6% compared to 5.1% for 1998.

Interest income has declined from the first quarter of last year due to lower invested cash balances and a shift to lower yielding
tax-exempt investments from taxable investments.   The effective
tax rate is 36.5% for 1999 as compared to 37.5% in 1998. The tax-exempt interest income as well as other initiatives we are implementing are driving this rate reduction.

Minority interest expense increased $1.3 million from 1998 due to an increase in earnings of the Trus Joist MacMillan (TJM)
Partnership.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the first quarter was $211 million as compared to $232 million at the end of the first quarter of 1998. The reduction in working capital was primarily due to the use of cash for the stock repurchase program and the cash distribution to MacMillan Bloedel of America. Accounts receivable balances increased at the end of the first quarter for both years as a result of the extended terms offered to customers as part of our Strategic Inventory Program offered to customers. The program ended in March 1999 and the terms offered to our customers will return to those offered prior to the incentive program.

In December 1998, the Board of Directors approved a cash distribution from Trus Joist MacMillan, a limited partnership, to its partners, MacMillan Bloedel of America and TJ International,
Inc. The distribution of $34.3 million was made in January 1999 to MacMillan Bloedel of America and has been recorded as a reduction of Minority Interest in Partnership.

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

We are in the final planning stages for adding another significant increase in our production capacity. While we have not made a final determination as to whether or when to proceed with construction of a new manufacturing facility, the preliminary evaluations indicate construction of another TimberStrand-Registered Trademark- LSL facility. In May 1999, we were granted timber-harvesting rights by the Province of Ontario. We are in the process of determining if the timber included in these rights is the type and quantity we need to furnish a TimberStrand-Registered Trademark- LSL plant. We believe that current cash balances, cash generated from operations, and borrowing under a $150 million Revolving Credit Facility will be sufficient to meet our on-going operating and capital expansion needs. We also believe additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise or to fund an acquisition.

In December 1998, the Board of Directors authorized a $25 million share repurchase program. At the end of the first quarter of 1999, approximately $7 million of stock has been repurchased under this program and was held as Treasury shares.

In the first quarter of 1998, the Board of Directors authorized us to purchase $3.1 million of treasury stock. In addition, at the Board of Directors meeting held on May 27, 1998, the Board authorized us to purchase $35 million of treasury stock. We purchased $4.4 million in the second quarter of 1998 and $30.6 million in the third quarter 1998 completing this stock purchase program.

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

Our operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interest rates, and weather patterns consistent with the seasonal pattern of the construction industry as a whole, our sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

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

We currently estimate the cost to complete compliance should not exceed $3,000,000. These costs will be expensed as incurred, unless new software, equipment, or hardware is purchased that should be capitalized in accordance with GAAP policy.

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

                            TJ INTERNATIONAL, INC.
                                  SIGNATURE


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


Date:   May 8, 1999

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             EXHIBITS TO FORM 10-Q



                  Quarterly Report Under section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

                  For the fiscal quarter ended April 3, 1999

                          Commission File Number 0-7469

                            TJ INTERNATIONAL, INC.

                                EXHIBIT INDEX


Exhibits                                                    Page
--------                                                    ----

(27) Financial Data Schedule                           Document 2