Form 10-K405/A
period 1998-01-03
TJ INTERNATIONAL INC
filed 1999-06-18
CIK 99974

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                 FORM 10-K405/A AMENDMENT NO. 3

    /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended January 3, 1998

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from _________ to ________

                  Commission File Number 0-7469

                     TJ INTERNATIONAL, INC.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          DELAWARE                           82-0250992
-------------------------------         ------------------------
     (State of incorporation)           (IRS employer
                                        identification number)

  200 EAST MALLARD DRIVE, BOISE, IDAHO                    83706
----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code (208) 364-3300
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act: None.

   Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock ($1.00 par value)
                --------------------------------
                        (Title of Class)

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

                        Explanatory Note

     This Form 10-K/A Amendment No. 3 amends Item 14 and related Exhibits of the Registrant's Form 10-K for the year ended January 3, 1998. This Form 10-K/A Amendment No. 3 is filed to amend Item 14 to include revised bylaws of the Registrant, an Exhibit previously omitted. Such revised bylaws are attached to this Form 10-K/A Amendment No. 3. Revised Item 14 is set forth in full below.

            ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES,
                     AND REPORTS ON FORM 8-K

(a)  Financial Statements

     A list of the financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits submitted as a separate section of this Report.

(b)  Reports on Form 8-K

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

     Bylaws of TJ International, Inc. (a Delaware corporation), adopted by the Company's Board of Directors on December 18, 1997. This document is filed as an exhibit to the Form 10-K/A Amendment No. 3, amending Form 10-K for the year ended January 3, 1998.

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

     Amended and Restated Credit Agreement, dated as of May 31,
1995.  This document was filed as an exhibit to the Company's
Form 10-Q for the quarter ended July 1, 1995 and is incorporated herein by reference.

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

     Amendment to Reimbursement Agreement; Pledge and Security Agreement; pertaining to the Natchitoches, Louisiana, plant. These documents were filed as exhibits to the Company's Form 10-K for the fiscal year ended January 1, 1994 and are incorporated by reference.

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

     (22) Subsidiaries of the registrant.

     (24) Consent of independent public accountants to the incorporation of their report dated February 2, 1998, included in this Form 10-K for the year ended January 3, 1998, into TJ International, Inc.'s previously filed Form S-8 Registration Statements as follows: (registration numbers in parentheses). Trus Joist Corporation Employee Stock Ownership Plan (2-96065), Trus Joist Corporation Associates' Stock Purchase Plan (2-96821), Trus Joist Corporation Key Employees' 1982 Incentive Stock Option Plan with Nonstatutory feature (2-96964), Trus Joist Corporation Employee Stock Ownership Plan (33-4704), Trus Joist Corporation Profit Sharing Plan (33-21870), Trus Joist Corporation Key Employees' 1985 Incentive Stock Option Plan with Nonstatutory Feature, as amended (33-22186), TJ International, Inc. Key Employees' 1988 and 1992 Stock Option Plans (33-54582), TJ International Inc., Key Employees' 1993 Stock Option Plan (333-04713), Associates' Stock Purchase Plan (333-18425) and Leveraged Stock Purchase Plan (333-18427), Key Employees' 1996 Stock Option Plan and Non-Employee Directors 1997 Stock Plan (333-32665).

     (25) Powers of Attorney.

     (27) Financial Data Schedule

     All other exhibits are omitted since they are not applicable or not required.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by an authorized representative on June 18, 1999.

                         TJ INTERNATIONAL, INC., Registrant



                         By   /s/  Valerie A. Heusinkveld
                              --------------------------------
                              Valerie A. Heusinkveld -- Vice
                              President, Finance and Chief
                              Financial Officer