Form 10-Q
period 1999-07-03
TJ INTERNATIONAL INC
filed 1999-08-17
CIK 99974

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           Form 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For Quarter Ended July 3, 1999    Commission file number 0-7469



                    TJ INTERNATIONAL, INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)



DELAWARE                                    82-0250992
---------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)



200 E. Mallard Drive
BOISE, IDAHO                                83706
----------------------------------------    -------------
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code  (208) 364-3300
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 10, 1999, 15,460,349 shares of $1 par value common stock, excluding 2,837,558 shares held as treasury stock.

                                       EXHIBIT INDEX ON PAGE 17

                    TJ INTERNATIONAL,  INC.

                PART I.  Financial Information

The condensed consolidated financial statements included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in financial statements have been condensed or omitted in accordance with such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual report on Form 10-K.

The results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year ending January 1, 2000.


                           TJ INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                         (AMOUNTS IN THOUSANDS)
                                   July 3,       January 2,     July 4,
                                   1999          1999           1998
ASSETS
Current assets
   Cash and cash equivalents       $ 103,321     $ 140,060      $ 139,980
   Marketable securities                 ---         9,091            ---
   Receivables, less allowances
      of $335, $374 and $394         112,967        69,990         88,495
   Inventories                        73,502        78,827         77,548
   Other                              14,874        14,441         14,468
                                   ----------    ----------     ----------
                                     304,664       312,409        320,491
Property
   Property and equipment            675,626       642,690        616,603
   Less - Accumulated depreciation  (282,304)     (260,123)      (240,310)
                                   ----------    ----------     ----------
                                     393,322       382,567        376,293

Goodwill                              17,940        18,460         18,980
Other assets                          18,799        17,503         17,620
                                   ----------    ----------     ----------
                                   $ 734,725     $ 730,939      $ 733,384
                                   ==========    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                $  28,576     $  19,639      $  33,926
   Accrued liabilities                61,419        50,927         46,290
                                   ----------    ----------     ----------
                                      89,995        70,566         80,216

Long-term debt                       142,390       142,390        142,390
Other long-term liabilities           28,906        31,919         19,917
Reserve for discontinued operations   13,049        13,687         13,955

Minority interest in Partnership     220,622       239,572        228,268

Stockholders' equity
   ESOP Convertible Preferred Stock,
      $1.00 par value, authorized
      10,000,000 shares, issued
      1,105,121, 1,124,848, and
      1,136,219                       13,038        13,271         13,405
   Guaranteed ESOP Benefit            (7,273)       (7,288)        (8,188)
   Common stock, $1.00 par value,
      authorized 200,000,000
      shares, issued 18,280,082,
      18,069,077, and 17,947,065      18,280        18,069         17,947
   Paid-in capital                   165,753       160,863        157,570
   Retained earnings                 124,348       110,411         98,712
   Other                              (1,985)       (1,949)        (1,865)
   Accumulated other comprehensive
      income (loss)                   (5,180)       (6,228)        (5,148)
   Treasury stock, 2,837,558,
      2,321,605, and 1,034,355,
      shares, at cost                (67,218)      (54,344)       (23,795)
                                   ----------    ----------     ----------
                                     239,763       232,805        248,638
                                   ----------    ----------     ----------
                                   $ 734,725     $ 730,939      $ 733,384
                                   ==========    ==========     ==========

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                             (amounts in thousands except per share figures)
                             For the fiscal              For the two fiscal
                             quarter ended                quarters ended
                       -------------------------     --------------------------
                       July 3,        July 4,        July 3,      July 4,
                       1999           1998           1999         1998
                       -------------------------     --------------------------
Sales                  $ 230,870      $ 193,361      $ 447,912    $ 379,190
                       ----------     ----------     ----------   ----------
Costs and expenses
   Cost of sales         173,747        139,064        337,881      274,587
   Selling expenses       19,414         19,315         39,074       38,890
   Administrative expenses  9,171         9,403         18,825       19,013
                       ----------     ----------     ----------   ----------
                         202,332        167,782        395,780      332,490
                       ----------     ----------     ----------   ----------

Income from operations    28,538         25,579         52,132       46,700

Investment income, net     1,197          1,798          2,431        3,757

Interest expense          (2,322)        (2,223)        (4,541)      (4,539)

Minority interest in
  Partnership            (13,521)       (12,220)       (24,641)     (22,067)
                       ----------     ----------     ----------   ----------

Income before income
  taxes                   13,892         12,934         25,381       23,851

Income taxes               5,070          4,850          9,264        8,944
                       ----------     ----------     ----------   ----------

Net income             $   8,822      $   8,084      $  16,117    $  14,907
                       ==========     ==========     ==========   ==========
Net income per
  common share
   Basic               $    0.55      $    0.46      $    1.00    $    0.85
                       ==========     ==========     ==========   ==========
   Diluted             $    0.51      $    0.43      $    0.93    $    0.79
                       ==========     ==========     ==========   ==========

Dividends declared per
  common share         $   0.055      $   0.055      $  0.1100    $  0.1100
                       ==========     ==========     ==========   ==========

Weighted average number of
  common shares outstanding
  during the periods
   Basic                                                15,536       16,981
                                                     ==========   ==========
   Diluted                                              17,001       18,554
                                                     ==========   ==========


                           TJ INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL QUARTER ENDED
                       JULY 3, 1999, AND JULY 4, 1998
                                 (Unaudited)
                           (amounts in thousands)


                                               July 3,          July 4,
                                               1999             1998
                                               -----------      -----------
Cash flows from operating activities
------------------------------------
  Net income                                   $  16,117        $  14,907
  Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization               23,168           22,214
      Minority interest in partnerships           24,641           22,067
      Other, net                                   2,509            2,040
  Change in working capital items:
      Receivables                                (42,977)         (33,126)
      Inventories                                  5,325           (8,594)
      Other current assets                          (359)          (3,545)
      Accounts payable and accrued liabilities    19,429            4,022
  Other, net                                      (3,939)          (3,678)
                                               -----------      -----------
  Net cash provided by operating activities    $  43,914        $  16,307
                                               ===========      ===========

Cash flows from investing activities
------------------------------------
  Capital expenditures                         $ (32,384)       $ (18,006)
  Sales of marketable securities                   9,091           40,751
  Other, net                                        (587)            (966)
                                               -----------      -----------
  Net cash provided by (used in) investing
  activities                                   $ (23,880)       $  21,779
                                               ===========      ===========

Cash flows from financing activities
-------------------------------------
  Cash dividends paid on common stock          $  (1,719)       $  (1,873)
  Minority partners tax distributions             (8,107)          (8,020)
  Minority partners capital distributions        (34,300)             ---
  Purchase of treasury stock                     (12,874)          (7,536)
  Other, net                                         227              236
                                               -----------      -----------
  Net cash used in financing activities        $ (56,773)       $ (17,193)
                                               ===========      ===========

Net change in cash and cash equivalents
---------------------------------------
  Net increase (decrease) in cash and cash     $ (36,739)       $  20,893
  equivalents
  Cash and cash equivalents at beginning
  of year                                        140,060          119,087
                                               -----------      -----------
  Cash and cash equivalents at end of period   $ 103,321        $ 139,980
                                               ===========      ===========

Supplemental disclosures of cash flow information
-------------------------------------------------
  Cash paid during the period for:
      Interest, net of amounts capitalized     $   5,136        $   5,198
      Income taxes                             $   7,788        $   6,597



                           TJ INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Inventories
-----------

Inventories consisted of the following:

                                         (amounts in thousands)
                                   July 3,       Jan. 2,        July 4,
                                   1999          1999           1998
                                   ----------    ----------     ----------

      Finished goods               $  60,904     $  59,740      $  57,769
      Raw materials and
        work-in-progress              12,598        19,087         19,779
                                   ----------    ----------     ----------
                                   $  73,502     $  78,827      $  77,548
                                   ==========    ==========     ==========

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

Basic net income and diluted net income were calculated as follows:


                                         (amounts in thousands)
                             For the fiscal              For the two fiscal
                             quarter ended                quarters ended
                       -------------------------     --------------------------
                       July 3,        July 4,        July 3,      July 4,
                       1999           1998           1999         1998
                       -------------------------     --------------------------

Basic net income
----------------

Net income as reported $   8,822      $   8,084      $  16,117    $  14,907

Preferred stock dividends,
   net of related tax
   benefits                 (254)          (250)          (511)        (503)
                       ----------     ----------     ----------   ----------

Basic net income       $   8,568      $   7,834      $  15,606    $  14,404
                       ==========     ==========     ==========   ==========

Diluted net income
------------------

Net income as reported $   8,822      $   8,084      $  16,117    $  14,907

Additional ESOP
  contribution payable upon
  assumed conversion of ESOP
  preferred stock, net of
  related tax benefits      (185)          (165)          (373)        (331)
                       ----------     ----------     ----------   ----------

Diluted net income     $   8,637      $   7,919      $  15,744    $  14,576
                       ==========     ==========     ==========   ==========

Weighted average shares
  used to determine basic
  earnings per common
  share                   15,536         16,981         15,536       16,981

Conversion of ESOP
  preferred stock          1,117          1,142          1,117        1,142

Exercise of stock options
  using the Treasury
  Stock Method               348            431           348           431
                       ----------     ----------     ----------   ----------

Weighted average shares
  used to determine
  diluted earnings per
  common share            17,001         18,554         17,001       18,554
                       ==========     ==========     ==========   ==========


Comprehensive Income (Loss)
---------------------------

Comprehensive income for the periods include the following:

                                         (amounts in thousands)
                             For the fiscal              For the two fiscal
                             quarter ended                quarters ended
                       ------------------------------------------------------
                       July 3,        July 4,        July 3,      July 4,
                       1999           1998           1999         1998
                       ------------------------------------------------------

Net Income             $   8,822      $   8,084      $  16,117    $  14,907
Other Comprehensive
  Income (Loss)              483         (1,290)         1,048       (1,343)
                       ----------     ----------     ----------   ----------

Comprehensive Income   $   9,305      $   6,794      $  17,165    $  13,564
                       ==========     ==========     ==========   ==========


Accumulated other comprehensive income (loss) for each period ended was as follows:

                                         (amounts in thousands)
                                   July 3,       January 2,     July 4,
                                   1999          1999           1998
                                   ----------    ----------     ----------

Balances at beginning of period-
  cumulative translation adjustment$  (6,228)    $  (3,805)     $  (3,805)

Changes within periods-
  cumulative translation adjustment    1,048        (2,423)        (1,343)
                                   ----------    ----------     ----------
Balance at end of period-
  cumulative translation adjustment$  (5,180)    $  (6,228)     $  (5,148)
                                   ==========    ==========     ==========

                           TJ INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FOR THE FISCAL QUARTER ENDED JULY  3, 1999


FORWARD-LOOKING STATEMENTS

This management's discussion and analysis includes a number of "forward-looking statements" as defined by the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, statements regarding the adequacy of our reserves for discontinued operations and other statements regarding our beliefs. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described, projected, or implied. Factors that may result in such variance include, among others: changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; technological developments; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements. Other factors are discussed in our filings with the Securities and Exchange Commission.

OPERATING RESULTS

We are the 51 percent owner, and managing partner of Trus Joist
MacMillan, a Limited Partnership (TJM), the world's leading manufacturer and marketer of engineered lumber products.
Substantially all of our operating assets are held and revenue generated by TJM. MacMillan Bloedel Limited (MB) owns a 49 percent interest in TJM.

The following comments discuss material variations in the results of operations for the comparative periods presented in the condensed consolidated statements of income.

Sales
-----

Our sales by quarter during the current year and for the preceding four years are as follows:


                              Sales by Quarter
                           ----------------------
                           (amounts in thousands)
Quarter           1999       1998        1997        1996       1995
                  --------   --------    --------    --------   --------

First             $217,042   $185,829    $161,263    $111,157   $109,941
Second             230,870    193,361     185,730     155,050    123,882
Third                         222,423     185,576     179,571    137,759
Fourth                        176,450     173,747     131,388    113,263
                  --------   --------    --------    --------   --------
                  $447,912   $778,063    $706,316    $577,166   $484,845
                  ========   ========    ========    ========   ========

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

We achieved record sales levels in the second quarter of 1999. Sales for the quarter grew to $231 million, a 19% increase from the $193 million reported in the second quarter of 1998. The increase in sales resulted from growing acceptance of engineered lumber in construction due to the higher quality and better value that engineered lumber products provide over competing solid sawn lumber products.

We had a very good market environment in the first half of 1999, strong North American housing starts as well as increasing lumber prices. Our past experience has been that as lumber prices increase, builders accelerate their switch to engineered lumber. Demand for our products during the first quarter was so strong that we instituted a managed demand system for our customers. This system is designed primarily to keep any particular customer or group of customers from placing orders in excess of existing capacity and extending lead times to unreasonable levels. During the second quarter we had additional capacity available from our newly constructed Evergreen, Alabama TJI-Registered Trademark-joist and Microllam-Registered Trademark- LVL facility, as well as additional shifts at our TJI-Registered Trademark- joist facility at the East Kentucky TimberStrand-Registered Trademark- LSL plant. These capacity additions were a significant step toward meeting the increased demand we experienced for our products. By the end of the second quarter most of our products were no longer under the managed demand system.

Virtually all of our growth in 1999 has been from increased volumes. On a price/mix basis, year-to-date, results were essentially flat. Earlier in the year we raised prices on most of our products, and we began to see the benefit of these increased prices in the second quarter. Offsetting some of the price increase is a shift in our product mix toward lower-priced products. These products would include our TimberStrand-Registered Trademark- flanged I-joists and TimberStrand-Registered Trademark-headers, which have both lower prices and lower performance than our traditional Microllam-Registered Trademark- LVL, I-joist and header products. These products are designed to fill less demanding applications where strength or span requirements are not as great. These products give us a broader range of price and performance options to meet the various applications in a house or commercial building design.

Gross margins for the second quarter were 24.7% compared with 28.1%
in the second quarter of 1998.   The margin decline in the second
quarter was primarily the result of significant increases in the commodity price we pay for some of our raw materials. Prices during the second quarter for veneer, which is a significant raw material component for Microllam-Registered Trademark- LVL and our TJI-Registered Trademark- joists, were at the highest levels in the
last 5 years.   Prices were also at historic highs for Oriented
Strand Board (OSB). We use a proprietary OSB as a purchased raw material component for our TJI-Registered Trademark- joists. We negotiated price collars around a significant portion of our planned OSB purchases to protect us from the price fluctuations, however, the prices within the collars are higher than we paid last year in the second quarter. Offsetting these cost increases were productivity improvements and increased throughput at several of our manufacturing facilities. In addition, an increasing amount of our product line's cost structure is tied to logs, which do not experience the same price volatility as commodity veneer and OSB.

Selling expenses were essentially flat from the second quarter of 1998 compared to the second quarter of 1999, which resulted in a reduction of selling expenses as a percent of sales. We continue to execute our strategy of providing value-added services to the market. In addition, our selling expenses include the costs to develop our international markets.

General and administrative expenses in the second quarter were down
from the prior year.   However, as a percentage of sales, general
and administrative expenses declined in the second quarter of 1999 to 4.0% compared to 4.9% for 1998. Control of spending has helped mitigate the gross margin declines and operating margins in this quarter were 12.4% compared to 13.2% in the second quarter of 1998.

Interest income has declined from the second quarter of last year due to lower invested cash balances and a shift to lower yielding
tax-exempt investments from taxable investments.   The effective
tax rate is 36.5% for 1999 as compared to 37.5% in 1998. The tax-exempt interest income as well as other initiatives we are implementing are driving this rate reduction.

Minority interest expense increased $1.3 million from 1998 due to an increase in earnings of the Trus Joist MacMillan (TJM)
Partnership.

FIRST TWO QUARTERS OF 1999 COMPARED WITH THE FIRST TWO QUARTERS OF
1998

Sales for the first half of 1999 increased by $68.7 million or 18% from the comparable period last year. Unit volume sales growth accounted for virtually all of the increase due to increased acceptance of the Company's engineered lumber products.

Gross margins decreased from 27.6% to 24.6% between the two
periods.  Record high levels for commodity raw materials were the
dominant driver of the margin decline.   Offsetting this margin
pressure somewhat were productivity and throughput improvements at several of our manufacturing facilities.

Selling, general and administrative expenses were essentially flat with the prior year, even in light of an 18% increase in sales.
Our cost control efforts have resulted in the level spending despite our continuing commitment to value added marketing strategy and investments in international markets, as well as infrastructure system improvements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the second quarter was $215 million as compared to $240 million at the end of the second quarter of 1998. The reduction in working capital was primarily due to the use of cash for the stock repurchase program and the cash distribution to MacMillan Bloedel of America in the first quarter of 1999.

In December 1998, the Board of Directors approved a cash distribution from Trus Joist MacMillan, a limited partnership, to its partners, MacMillan Bloedel of America and TJ International, Inc. The distribution of $34.3 million was made in January 1999 to MacMillan Bloedel of America and has been recorded as a reduction of Minority Interest in Partnership.

In 1997, TJM began construction of a Microllam-Registered Trademark- LVL and TJI-Registered Trademark- joist plant located in Evergreen, Alabama and completed the facility in 1998. Production began late in the fourth quarter of 1998. This new facility will produce traditional Microllam-Registered Trademark- LVL and TJI-Registered Trademark- joist products. The plant construction required a capital investment of approximately $45 million.

In April 1999, the Ontario Provincial Government selected Trus Joist MacMillan to use the Aspen resource in the Kenora, Ontario area for a state-of-the-art engineered lumber manufacturing
facility.   Our plan is to build a TimberStrand-Registered
Trademark- LSL plant in this area. We're currently in the planning phase, developing and refining a business plan for the facility, evaluating the quality and quantity of wood fiber available and completing preliminary engineering work and site selection. We plan to go to our Board of Directors in the fourth quarter of this year with a proposal for this capital expenditure and expect to proceed with construction some time next year.

We believe that current cash balances, cash generated from operations, and borrowing under our $150 million Revolving Credit Facility will be sufficient to meet our on-going operating and capital expansion needs. We also believe additional or expanded lines of credit or appropriate long-term capital can be obtained to fund other major capital requirements as they arise or to fund any acquisition that is available.

In December 1998, the Board of Directors authorized a $25 million share repurchase program. At the end of the second quarter of 1999, approximately $13 million of the Company's capital stock has been repurchased under this program and was held as Treasury shares.

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

WEYERHAEUSER ACQUISITION OF MACMILLAN BLOEDEL

On June 21, 1999, Weyerhaeuser Company announced it had entered into an agreement to acquire MacMillan Bloedel, Ltd. Under the terms of the 1991 Partnership Agreement between TJ International and MacMillan Bloedel, TJ International has certain rights upon a change of control of the MacMillan Bloedel entity that is TJ International's partner. We believe that consummation of the pending transaction between Weyerhaeuser and MacMillan Bloedel triggers these rights. If these rights are triggered, TJ International would have the right to purchase MacMillan Bloedel's 49% minority interest without a takeover premium, or the right to sell TJ International's 51% interest to Weyerhaeuser as the acquirer of MacMillan Bloedel with a takeover premium. TJ International also could allow Weyerhaeuser to assume MacMillan Bloedel's rights and obligations under the Partnership contract. We are evaluating our options under the Partnership contract, and otherwise, in order to determine the most advantageous option for our shareholders, Associates, customers and suppliers.

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

Our operations are strongly influenced by the cyclicality and seasonality of residential housing construction. This industry experiences fluctuations resulting from a number of factors, including the state of the economy, consumer confidence, credit availability, interests rates, and weather patterns. Consistent with the seasonal pattern of the construction industry as a whole, our sales have historically tended to be lowest in the first and fourth quarters and highest in the second and third quarters of each year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of July 3, 1999, we had no material derivative financial instruments outstanding. We plan to adopt this statement in the first quarter of 2000.

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

We currently estimate the cost to complete compliance should not exceed $3,000,000. These costs will be expensed as incurred, unless new software, equipment, or hardware is purchased that should be capitalized in accordance with GAAP.

Microllam-Registered Trademark-, Parallam-Registered Trademark-,
TJI-Registered Trademark- joist, and TimberStrand-Registered
Trademark- are registered trademarks of Trus Joist MacMillan a Limited Partnership, Boise, Idaho.

                           TJ INTERNATIONAL, INC.
                                   PART II
                              Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

            At the Company's May 26, 1999 annual meeting of stockholders, the following matters were voted upon and approved by the stockholders as indicated:

                                                 Votes Cast
                                   ------------------------------------
                                                 Against or
Description                           For         Withheld      Abstentions
-------------------                ---------     ----------     -----------

1. To elect as director
   the following individual

   For terms expiring at the
   -------------------------
   2002 annual meeting
   -------------------

   Richard L. King                 12,285,660     36,129             ---

2. Ratification of Appointment
   of Arthur Andersen LLP as
   Independent Accountants for
   the Company                     12,204,347     74,054           43,388


Item 6.     Exhibits and Reports on Form 8-K
            ---------------------------------

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


Date:   August 16, 1999

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                            EXHIBITS TO FORM 10-Q



                 Quarterly Report Under section 13 or 15 (d)

                   of the Securities Exchange Act of 1934

                  For the fiscal quarter ended July 3, 1999
                        Commission File Number 0-7469

                           TJ INTERNATIONAL, INC.

                                EXHIBIT INDEX


Exhibits                                                        Page
--------                                                        -----

(27)  Financial Data Schedule                                   Document 2