Form 10-Q
period 1999-10-02
TJ INTERNATIONAL INC
filed 1999-11-16
CIK 99974

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            Form 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For Quarter Ended October 2, 1999  Commission file number 0-7469



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
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
November 8, 1999, 15,512,524 shares of $1 par value common stock, excluding 2,837,558 shares held as treasury stock.

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


                     TJ INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                   (Amounts in Thousands)
                              October 2,  January 2,   October 3,
                              1999        1999         1998
ASSETS
Current assets
   Cash and cash equivalents  $ 112,812   $ 140,060    $ 136,814
   Marketable securities           ---       9,091          ---
   Receivables, less allowances
     of $329, $374 and $390     106,183      69,990       98,738
   Inventories                   81,751      78,827       65,999
   Other                         13,655      14,441       12,833
                              ----------  ----------   ----------
                                314,401     312,409      314,384
Property
   Property and equipment       690,799     642,690      626,209
   Less - Accumulated depreciation (292,073)   (260,123) (249,254)
                              ----------  ----------   ----------
                                398,726     382,567      376,955

Goodwill                         17,680      18,460       18,720
Other assets                     18,270      17,503       17,892
                              ----------  ----------   ----------
                              $ 749,077   $ 730,939    $ 727,951
                              ==========  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable           $  30,357   $  19,639    $  39,064
   Accrued liabilities           58,247      50,927       51,970
                              ----------  ----------   ----------
                                 88,604      70,566       91,034

Long-term debt                  142,390     142,390      142,390
Other long-term liabilities      28,703      31,919       21,569
Reserve for discontinued operations   12,228     13,687   14,018

Minority interest in Partnership  227,795    239,572     233,676

Stockholders' equity
   ESOP Convertible Preferred Stock,
     $1.00 par value, authorized
     10,000,000 shares, issued
     1,101,017, 1,124,848, and
     1,135,019                   12,989      13,271       13,391
   Guaranteed ESOP Benefit       (7,273)     (7,288)      (8,188)
   Common stock, $1.00 par value,
     authorized 200,000,000
     shares, issued 18,329,356,
     18,069,077, and 18,017,545   18,329     18,069       18,018
   Paid-in capital              167,553     160,863      159,505
   Retained earnings            132,025     110,411      105,563
   Other                         (1,884)     (1,949)      (1,921)
   Accumulated other comprehensive
     income (loss)               (5,164)     (6,228)      (6,760)
   Common stock in treasury,
      2,837,558, 2,321,605, and
      2,321,605, shares, at cost  (67,218)    (54,344)   (54,344)
                              ----------  ----------   ----------
                                249,357     232,805      225,264
                              ----------  ----------   ----------
                              $ 749,077   $ 730,939    $ 727,951
                              ==========  ==========   ==========


                     TJ INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)


                         (amounts in thousands except per share figures)
                         For the fiscal        For the three fiscal
                         quarter ended            quarters ended
                    ---------------------------------------------------
                    October 2,   October 3,  October 2,   October 3,
                    1999         1998        1999        1998
                    ---------------------------------------------------
Sales               $ 224,988    $ 222,423   $ 672,900   $ 601,613
                    ----------   ----------  ----------  ----------
Costs and expenses
   Cost of sales      169,146      166,330     507,027     440,917
   Selling expenses    18,802       21,204      57,876      60,094
   Administrative expenses  9,798       9,861   28,623      28,874
                    ----------   ----------  ----------  ----------
                      197,746      197,395     593,526     529,885
                    ----------   ----------  ----------  ----------

Income from operations   27,242    25,028       79,374      71,728

Investment income, net    1,308     2,042        3,739      5,799

Interest expense       (2,084)     (2,201)      (6,625)     (6,740)

Minority interest in
  Partnership         (12,663)     (12,179)    (37,304)    (34,246)
                    ----------   ----------  ----------  ----------

Income before income
  taxes                13,803      12,690       39,184      36,541

Income taxes            5,038       4,759       14,302      13,703
                    ----------   ----------  ----------  ----------

Net income          $   8,765    $   7,931   $  24,882   $  22,838
                    ==========   ==========  ==========  ==========
Net income per
  common share
   Basic            $    0.55    $    0.46   $    1.56   $    1.32
                    ==========   ==========  ==========  ==========
   Diluted          $    0.51    $    0.43   $    1.44   $    1.23
                    ==========   ==========  ==========  ==========

Dividends declared per
  common share      $  0.0550    $  0.0550   $  0.1650   $  0.1650
                    ==========   ==========  ==========  ==========

Weighted average number of
  common shares outstanding
  during the periods
   Basic                                        15,511      16,711
                                             ==========  ==========
   Diluted                                      16,931      18,219
                                             ==========  ==========


                     TJ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL QUARTERS ENDED
              OCTOBER 2, 1999, AND OCTOBER 3, 1998
                           (Unaudited)
                     (amounts in thousands)


                                        October 2,     October 3,
                                        1999           1998
                                        -----------    -----------
Cash flows from operating activities
------------------------------------
  Net income                            $  24,882      $  22,838
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization         33,788         33,378
     Minority interest in partnerships     37,304         34,246
     Other, net                             3,638          3,176
  Change in working capital items:
     Receivables                          (36,193)       (43,369)
     Inventories                           (2,924)         2,955
     Other current assets                     846         (1,910)
     Accounts payable and accrued liabilities   17,467    14,896
  Other, net                               (2,949)        (4,896)
                                        -----------    -----------
  Net cash provided by operating activities$  75,859   $  61,314
                                        ===========    ===========

Cash flows from investing activities
------------------------------------
  Capital expenditures                  $ (47,975)     $ (31,017)
  Sales of marketable securities            9,091         40,751
  Other, net                               (1,396)            14
                                        -----------    -----------
  Net cash provided by (used in) investing
  activities                            $ (40,280)     $   9,748
                                        ===========    ===========

Cash flows from financing activities
-------------------------------------
  Cash dividends paid on common stock   $  (2,567)     $  (2,805)
  Minority partners tax distributions     (13,380)       (12,785)
  Minority partners capital distributions  (34,300)         ---
  Purchase of treasury stock              (12,874)       (38,085)
  Other, net                                  294            340
                                        -----------    -----------
  Net cash used in financing activities $ (62,827)     $ (53,335)
                                        ===========    ===========

Net change in cash and cash equivalents
---------------------------------------
  Net increase (decrease) in cash and cash$ (27,248)   $  17,727
  equivalents
  Cash and cash equivalents at beginning
  of year                                 140,060        119,087
                                        -----------    -----------
  Cash and cash equivalents at end of period$ 112,812  $ 136,814
                                        ===========    ===========

Supplemental disclosures of cash flow information
-------------------------------------------------
  Cash paid during the period for:
     Interest, net of amounts capitalized$   6,013     $   6,230
     Income taxes                       $  10,384      $   8,411



                     TJ INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Inventories
-----------

Inventories consisted of the following:

                                   (amounts in thousands)
                              October 2,  Jan. 2,      October 3,
                              1999        1999         1998
                              ----------  ----------   ----------

     Finished goods           $  68,691   $  59,740    $  48,046
     Raw materials and
       work-in-progress          13,060      19,087       17,953
                              ----------  ----------   ----------
                              $  81,751   $  78,827    $  65,999
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

Basic net income and diluted net income were calculated as follows:


                                   (amounts in thousands)
                         For the fiscal        For the three fiscal
                         quarter ended            quarters ended
                    ---------------------------------------------------
                    Oct. 2,      Oct. 3,     Oct. 2,     Oct. 3,
                    1999         1998        1999        1998
                    ---------------------------------------------------

Basic net income
----------------

Net income as reported$   8,765   $   7,931  $  24,882   $  22,838

Preferred stock dividends,
   net of related tax
   benefits              (251)       (251)        (762)      (753)
                    ----------   ----------  ----------  ----------

Basic net income    $   8,514    $   7,680   $  24,120   $  22,085
                    ==========   ==========  ==========  ==========

Diluted net income
------------------

Net income as reported$   8,765   $   7,931  $  24,882   $  22,838

Additional ESOP
  contribution payable upon
  assumed conversion of ESOP
  preferred stock, net of
  related tax benefits     (185)     (165)        (558)      (496)
                    ----------   ----------  ----------  ----------

Diluted net income  $   8,580    $   7,766   $  24,324   $  22,342
                    ==========   ==========  ==========  ==========

Weighted average shares
  used to determine basic
  earnings per common
  share                15,511      16,711       15,511      16,711

Conversion of ESOP
  preferred stock       1,112       1,140        1,112       1,140

Exercise of stock options
  using the Treasury
  Stock Method            308         368         308         368
                    ----------   ----------  ----------  ----------

Weighted average shares
  used to determine
  diluted earnings per
  common share         16,931      18,219       16,931      18,219
                    ==========   ==========  ==========  ==========


Comprehensive Income (Loss)
---------------------------

Comprehensive income for the periods include the following:

                                   (amounts in thousands)
                         For the fiscal        For the three fiscal
                         quarter ended            quarters ended
                    ------------------------------------------------------
                    Oct. 2,      Oct. 3,     Oct. 2,     Oct. 3,
                    1999         1998        1999        1998
                    ------------------------------------------------------

Net Income          $   8,765    $   7,931   $  24,882   $  22,838
Other Comprehensive
  Income (Loss)           16       (1,612)       1,064      (2,955)
                    ----------   ----------  ----------  ----------

Comprehensive Income$   8,781    $   6,319   $  25,946   $  19,883
                    ==========   ==========  ==========  ==========


Accumulated other comprehensive income (loss) for each period ended was as follows:

                                   (amounts in thousands)
                              Oct. 2,     Jan. 2,      Oct. 3,
                              1999        1999         1998
                              ----------  ----------   ----------

Balances at beginning of period-
  cumulative translation adjustment$  (6,228)  $  (3,805)$  (3,805)

Changes within periods-
  cumulative translation adjustment    1,064     (2,423)   (2,955)
                              ----------  ----------   ----------
Balance at end of period-
  cumulative translation adjustment$  (5,164)  $  (6,228)$  (6,760)
                              ==========  ==========   ==========

                     TJ INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
          FOR THE FISCAL QUARTER ENDED OCTOBER 2, 1999


FORWARD-LOOKING STATEMENTS

This management's discussion and analysis includes a number of "forward-looking statements" as defined by the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, statements regarding the adequacy of our reserves for discontinued operations, expectations of residential housing construction, prices for commodity veneer and oriented strand board, and other statements regarding our beliefs and judgments. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described, projected, or implied. Factors that may result in such variance include, among others: changes in interest rates, commodity prices, and other economic conditions; actions by competitors; changing weather conditions and other natural phenomena; actions by government authorities; results in litigation; technological developments; future decisions by management in response to changing conditions; changes in the Trus Joist MacMillan (TJM) partnership; the actions of its partner in the TJM partnership; and misjudgments in the course of preparing forward-looking statements.

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

Sales
-----

Our sales by quarter during the current year and for the preceding four years are as follows:


                        Sales by Quarter
                     ----------------------
                     (amounts in thousands)
Quarter        1999      1998      1997      1996      1995
               --------  --------  --------  --------  --------

First          $217,042  $185,829  $161,263  $111,157  $109,941
Second          230,870   193,361   185,730   155,050   123,882
Third           224,988   222,423   185,576   179,571   137,759
Fourth                    176,450   173,747   131,388   113,263
               --------  --------  --------  --------  --------
               $672,900  $778,063  $706,316  $577,166  $484,845
               ========  ========  ========  ========  ========

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

Sales for the third quarter of 1999 grew to $225 million, a 1% increase from the $222 million reported in the third quarter of 1998. The relatively flat sales quarter over quarter were due to several dynamics that occurred in the marketplace and is not reflective of the year-to-date sales trend. In the first half of the year, the supply-chain reacted to the strong housing market by holding larger than usual quantities of inventory. In the third quarter, sales were impacted by seasonal draw-downs of inventory, reduced lead times for our products, and an expectation that housing starts could slow in the year 2000.

Sales per North American housing start for the nine months ending in September 1999 were $401, which is an increase of 9% from the first nine months of 1998. Management believes this increase is a strong indicator that 1999 will be the Company's 17th consecutive year of growth in this key benchmark.

The Company had a very good market environment in the first nine months of 1999 with strong North American housing starts as well as high lumber prices. Our past experience has been that as lumber prices increase, builders accelerate their switch to engineered lumber. Demand for our products early in the year was so strong that we instituted a managed demand system for our customers. This system is designed primarily to keep any particular customer or group of customers from placing orders in excess of existing capacity and extending lead times to unreasonable levels. During the second quarter we had additional capacity available from our newly constructed Evergreen, Alabama TJI-Registered Trademark-joist and Microllam-Registered Trademark- LVL facility, as well as additional shifts at our TJI-Registered Trademark- joist facility at the East Kentucky TimberStrand-Registered Trademark- LSL plant. These capacity additions allowed us to discontinue the managed demand system for most of our product lines by the end of the summer. It also increased confidence within our customer base that their needs could be met with shorter lead times, allowing them to bring their inventory levels down. Much of the flat sales growth can be attributed to this "correction" in customer inventory levels. We anticipate that we will continue to face excess demand for our TimberStrand-Registered Trademark- product lines in the fourth quarter and we intend to use this opportunity to attempt to shift the product mix toward higher-margin product lines and improve the overall profitability on the technology.

Virtually all of our growth in 1999 has been from increased volumes as opposed to higher average selling prices. Earlier in the year we raised prices on most of our products, and we began to see the benefit of these increased prices this Spring. Offsetting some of the price increase is a shift in our product mix toward lower-priced products. These products include our TimberStrand-Registered Trademark- flanged I-joists and TimberStrand-Registered Trademark- headers, which have both lower selling prices and lower performance characteristics than our traditional Microllam-Registered Trademark- LVL, I-joist and header products. These products are designed to fill less demanding applications where strength or span requirements are not as great. These products give us a broader range of price and performance options to meet the various applications in a house or commercial building design.

Gross margins for the third quarter were 24.8% compared with 25.2% in the third quarter of 1998. The margin decline in the third quarter was primarily the result of significant increases in the commodity price paid for some raw materials. Prices during the third quarter for veneer, which is a significant raw material component for Microllam-Registered Trademark- LVL and our TJI-Registered Trademark- joists, were at the highest levels in the last 5 years. We use a proprietary Oriented Strand Board (OSB) as a purchased raw material component for our TJI-Registered Trademark- joists; these prices were also at historic highs during the third quarter. We have negotiated price collars around a significant portion of our planned OSB purchases to protect us from the price fluctuations; however, the prices within the collars are higher than we paid in the third quarter of 1998. Offsetting these cost increases were productivity improvements and increased throughput at several of our manufacturing facilities. In addition, an increasing amount of our product line's cost structure is tied to logs, which do not experience the same price volatility as commodity veneer and OSB. OSB and Veneer prices began to decline at the end of the third quarter. We expect that trend to continue and that prices for these raw materials will be lower in the coming year than they have been to date in 1999, having a positive overall impact on our profit margins.

Selling expenses were down in the third quarter of 1999 from the third quarter of 1998, both in terms of real dollars and as a percentage of sales. This decrease is primarily due to efficiencies that have been implemented within our sales and marketing organization. General and administrative expenses in the third quarter were down slightly from the prior year. Control of spending has helped offset the gross margin declines, and operating margins in this quarter rose to 12.1% from 11.3% in the third quarter of 1998.

Interest income has declined from the third quarter of last year due to lower invested cash balances and a shift to lower yielding tax-exempt investments from taxable investments. The effective tax rate is 36.5% for 1999 as compared to 37.5% in 1998. The tax-exempt interest income as well as other initiatives we are implementing are driving this rate reduction.

Minority interest expense increased $480,000 from 1998 due to an increase in earnings of the Trus Joist MacMillan (TJM) Partnership.

FIRST THREE QUARTERS OF 1999 COMPARED WITH THE FIRST THREE QUARTERS
OF 1998

Sales for the first nine months of 1999 increased by $71 million or 12% from the comparable period last year. Unit volume sales growth accounted for virtually all of the increase due to increased acceptance of the Company's engineered lumber products.

Gross margins decreased from 26.7% to 24.7% between the two periods. Record high levels for commodity raw materials were the dominant driver of the margin decline. Offsetting this margin pressure somewhat were productivity and throughput improvements at several of our manufacturing facilities.

Selling, general and administrative expenses were down $2.5 million or 3% from the prior year, even in light of the 12% increase in sales. Our cost control efforts have resulted in the reduced spending despite our continuing commitment to value added marketing strategy, investments in international markets, and our infrastructure system improvements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of the third quarter was $226 million as compared to $223 million at the end of the third quarter of 1998. Working capital levels have not changed significantly. Cash flows from operations have been available to fund major uses of cash including cash used for capital expansion, a stock repurchase program and a cash distribution to MacMillan Bloedel of America in the first quarter of 1999.

In December 1998, the Board of Directors approved a cash distribution from Trus Joist MacMillan, a limited partnership, to its partners, MacMillan Bloedel of America and TJ International,
Inc. The distribution of $34.3 million was made in January 1999 to MacMillan Bloedel of America and recorded as a reduction of Minority Interest in Partnership.

In April 1999, the Ontario Provincial Government selected Trus Joist MacMillan to use the Aspen resource in the Kenora, Ontario area for a state-of-the-art engineered lumber manufacturing facility. Our plan is to build a TimberStrand-Registered Trademark- LSL plant in this area. We are currently in the planning phase, developing and refining a business plan for the facility, evaluating the quality and quantity of wood fiber available and completing preliminary engineering work and site selection. We expect to make an announcement on a specific site and construction plan before the end of November, 1999. We plan to go to our Board of Directors in the fourth quarter of this year with a proposal for this capital expenditure.

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

In December 1998, the Board of Directors authorized a $25 million share repurchase program. At the end of the third quarter of 1999, approximately $13 million of the Company's capital stock had been repurchased under this program and was held as Treasury shares.

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

WEYERHAEUSER ACQUISITION OF MACMILLAN BLOEDEL

On November 1, 1999, Weyerhaeuser Company completed its acquisition of MacMillan Bloedel, Ltd. Under the terms of the 1991 Partnership Agreement between TJ International and MacMillan Bloedel, TJ International has certain rights upon a change of control of the MacMillan Bloedel entity that is TJ International's partner. We believe that the acquisition of MacMillan Bloedel by Weyerhaeuser triggers these rights. If these rights are triggered, TJ International has the right to purchase MacMillan Bloedel's 49% minority interest without a takeover premium, or the right to sell TJ International's 51% interest to Weyerhaeuser as the acquirer of MacMillan Bloedel with a takeover premium. TJ International could also allow Weyerhaeuser to assume MacMillan Bloedel's rights and obligations under the Partnership contract. We are evaluating our options under the Partnership contract, and otherwise, in order to determine the most advantageous option for our shareholders, Associates, customers and suppliers. We expect to announce our intentions in this regard by the end of November, 1999.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of October 2, 1999, we had no material derivative financial instruments outstanding. We plan to adopt this statement in the first quarter of 2000.

YEAR 2000 ISSUE

We are in the final phase of our plan to resolve the effects of the Year 2000 problem on our information systems, including the financial and transaction systems, production and process control systems, and compliance status of suppliers' systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize the process dates and date-sensitive information on and beyond January 1, 2000.

In 1997, we formally began a series of assessments, company-wide tracking, and awareness programs. These programs ensured company-wide awareness of the Year 2000 issues, standardized the inventory and assessment methods, and tracked the results of the assessments.

We have successfully educated key personnel on the issues, completed our inventory and assessments of the Year 2000 risks for financial and transaction systems and production and process control systems. A number of applications in the financial and transaction processing systems are compliant due to recent implementations and upgrades. We have been configuring and installing Year 2000 compliant systems as part of our program to provide significantly improved functionality in our business support software. This program is intended to provide the infrastructure for future growth. Our core financial and reporting systems are not yet fully compliant but are scheduled to be complete by late fall 1999. To date, no significant issues have been identified in connection with our assessment of our primary production and process control systems. We have replaced almost all of the identified non-compliant equipment or software and expect to complete the final replacements in the fourth quarter of 1999.

We have substantially completed the process of surveying vendors, principal customers and business partners regarding their Year 2000 compliance. Contingency plans have been identified or are currently being developed in the event either our systems or key third-party systems are not compliant.

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

We currently estimate the cost to complete compliance should not exceed $3,000,000. These costs have been and will be expensed as incurred, unless new software, equipment, or hardware is purchased that should be capitalized in accordance with GAAP. The vast majority of these costs had been incurred prior to the end of the third quarter of 1999.

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

                     TJ INTERNATIONAL, INC.
                             PART II
                        Other Information


Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          (a)  Filed as an exhibit to this report is the following:

               (27) Financial Data Schedule

          (b) A current report on Form 8-K, dated August 26, 1999, was filed on September 17, 1999. Reported under
               ITEM 5. OTHER EVENTS was information relating to the Rights Agreement, dated as of August 26, 1999, between TJ International, Inc. and First Chicago Trust Company of New York.

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


Date:   Novemer 16, 1999

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                      EXHIBITS TO FORM 10-Q



           Quarterly Report Under section 13 or 15 (d)

             of the Securities Exchange Act of 1934

          For the fiscal quarter ended October 2, 1999
                  Commission File Number 0-7469

                     TJ INTERNATIONAL, INC.

                          EXHIBIT INDEX


Exhibits                                               Page
--------                                               -----

(27)  Financial Data Schedule                          Document 2